Form 10-Q
period 2016-07-31
Arma Services Inc
filed 2016-12-15
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-202398

ARMA SERVICES, INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8744 (Primary Standard Industrial Classification Number)	EIN 32-0449388 (IRS Employer Identification Number)

7260 W. Azure Dr. Suite 140-928

Las Vegas, NV 89130

+17026599321

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as July 31, 2016
Common Stock: $0.001	4,000,000

ARMA SERVICES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS	July 31, 2016	October 31, 2015
Current Assets
Checking/Savings	$ 637	$ 3
Total Current Assets	637	3

Total Assets	$ 637	$ 3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from director	$ 5,992	$ 5,992
Total Current Liabilities	5,992	5,992

Total Liabilities	5,992	5,992

Stockholders’ Deficit
Common stock, par value $0.001; 74,000,000 shares authorized, 4,000,000 shares issued and outstanding	4,000	4,000
Accumulated deficit	(9,355)	(9,989)
Total Stockholders’ Equity (Deficit)	(5,355)	(5,989)

Total Liabilities and Stockholders’ Equity	$ 637	$ 3

See accompanying notes to condensed financial statements. ARMA SERVICES, INC. Condensed Statements of Operations (Unaudited)

	Three	Three	Nine	Nine
	months ended	months ended	months ended	months ended
	July 31,	July 31,	July 31,	July 31,
	2016	2015	2016	2015

REVENUES	$ 0	$ 0	$ 5,600	$ 0

OPERATING EXPENSES
Bank Service Charges	42	58	142	118
Professional fees	-	1,500	4,824	6,546
TOTAL OPERATING EXPENSES	42	1,558	4,966	6,664

INCOME (LOSS) FROM OPERATIONS	(42)	(1,558)	$634	(6,664)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$ (42)	$ (1,558)	$ 634	$ (6,664)

NET LOSS PER SHARE: BASIC AND DILLUTED	$ (0.00)*	$(0.00)*	$ 0.00*	$ (0.00)*

WEIGHTED AVERAGE OF SHARES	4,000,000	4,000,000	4,000,000	4,000,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed financial statements.

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

 (Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 634	$ (6,664)
Adjustments to reconcile net loss to net cash	-	-
Net cash provided by (used in) operating activities	634	(6,664)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS PROVIDED BY FINANCIAL ACTIVITIES
Advances under director’s loan	-	5,028
Capital stock	-	-
Net cash flows provided by financing activities	-	5028

Net Increase (Decrease) in Cash	634	(1,636)

Cash at the beginning of Period	3	1,771
Cash at the end of Period	$ 637	$ 135

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

NOTE 1 – ORGANIZATION, BASIS OF ACCOUNTING AND SIGNIFICANT ACCOUNTING POLICIES

Arma Services Inc. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on September 2, 2014.  Arma Services Inc. is a Destination Management Company (“DMC”), which aims to provide a full range of services in the field of Meeting, Incentive, Conference, and Exhibition (“MICE”) tourism in Russia for corporate customers from United States, China and internal Russian clients. The functional currency of the Company is US dollar because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.We plan to create a variety of events for domestic and foreign companies, including; industry conferences and business meetings, dealer conferences for producers, motivational and incentive arrangements for key employees, and to organize participation in exhibitions and forums.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2015 and notes.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of; assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2016 or July 31, 2015.

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of July 31, 2016. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – DIRECTOR’S LOAN

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of July 31, 2016, the Company had a loan outstanding due to the Company’s sole director, Mr. Sergey Gandin, in the amount of $5,992. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to July 31, 2016 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Employees and Employment Agreements

At present, we have no employees other than our sole officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Nine Months Period Ended July 31, 2016 and 2015

Our net loss for the three months periods ended July 31, 2016 and 2015 were $42 and $1,558 respectively. During the three month periods ended July 31, 2016 and 2015, we did not generate any revenue. Our net income for the nine month period ended July 31, 2016 was $634, and our net loss for the nine months period ended July 31, 2015 was $6,664.  During the nine month period ended July 31, 2016, we generated $5,600 in sales, and during the nine month period ended July 31, 2015, we did not generate any revenue.

The weighted average number of shares outstanding was 4,000,000 for the three and nine month periods ended July 31, 2016 and 2015.

Liquidity and Capital Resources

Three Month Period Ended July 31, 2016

As of July 31, 2016, our total assets were $637. Total assets were comprised of cash. As of July 31, 2016, our current liabilities were $5,992, and our stockholders’ deficit was $(5,355).

Cash Flows from Operating Activities

For the nine month period ended July 31, 2016, our net cash flows provided by operating activities was $634 compared to $6,664 used in operating activities in the nine month period ended July 31, 2015.

Cash Flows from Investing Activities

We did not use or generate any cash flows from investing activities in the nine month periods ended July 31, 2016 and 2015.

Cash Flows from Financing Activities

We did not generate cash flows from financing activities for the nine month  period ended July 31, 2016.  For the nine month period ended July 31, 2015, net cash flows used in financing activities was $5,028.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our July 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2016that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arma Services, Inc.

Dated: December 15, 2016

By: /s/ SERGEY GANDIN

SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer