Form 10-K
period 2016-10-31
Arma Services Inc
filed 2017-02-24
CIK 1625285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]

As of October 31, 2016 the registrant had 4,420,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2016.

TABLE OF CONTENTS

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

Arma Services, Inc. was incorporated by our director in the State of Nevada on September 2, 2014. Our primary business will be destination management and event management services initially in the Russian Federation, but with plans at a later stage to spread our business to America and China. We will aim to provide a full range of services in the field of Meeting, Incentive, Conference, and Exhibition tourism in Russia for corporate customers from United States, China and Russia. We plan to create a variety of events for domestic and foreign companies, including; industry conferences and business meetings, dealer conferences for producers, motivational and incentive arrangements for key employees, and to organize participation in exhibitions and forums.

We have entered into a contract with Proekta LLC, an affiliated entity. This company has Mr. Sergey Gandin on board as its company director. Proekta LLC is in hostel business, providing inexpensive, supervised lodging places.

The purpose of the contracts is for Proekta LLC to provide accommodation at a cost of $25 per double room, per night for the subcontractor personnel contracted with Arma Services Inc.

The main terms of this agreement are:

1.1. Proekta LLC shall provide Arma Services Inc.’s subcontractors double rooms for a fee of $25 a night at a Moscow address, Zvonarsky lane 5, Apt.6, Russian Federation 107031.

1.2. Double rooms are available for temporary accommodation for Arma Inc.’s sub-contractors.

Furthermore, Arma Services Inc. has an agreement with Gazetny   LLC. This company is contracted to provide banquet space for events of Arma Services for a fee.

The purpose of the contract is for Arma Services to have a secured location to accommodate some of the Company’s planned business.

The main terms of the agreement are:

1. Gazetny LLC shall provide Arma Services Inc. with banquet halls space for a fee of $150 per person, at an address 27 Gazetny Lane, Rostov-on-Don, Russian Federation.

2. Gazetny LLC is to provide the Banquet Halls upon request to Arma Services Inc. Halls are subject to availability.

We are still in the development stage, and we have generated no revenues. Our independent registered public accounting firm has issued an audit opinion for our Company which includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

BUSINESS PLAN

Arma Services Inc. is formed with a purpose to be in the business of a Destination Management Company (“DMC”), and will aim to provide a full range of services in the field of Meeting, Incentive, Conference, and Exhibition (“MICE”) tourism in Russia for corporate customers from United States, China and Russia. We plan to create a variety of events for domestic and foreign companies, including; industry conferences and business meetings, dealer conferences for producers, motivational and incentive arrangements for key employees, and to organize participation in exhibitions and forums.

Acting as receiving party, we will aim to provide full support for our customers with all necessary services for the implementation of activities; rent of hotels, conference rooms, organization catering, hiring of personnel and equipment for sound, lighting, and video, booking of performers, promotion and press availability, transportation and more. Arma Services Inc. plans not to provide these services directly, but intends to be an intermediary (agent) between a customer and the end provider (hotel, transport company, restaurant, subcontractor). Our managers will try to assert from the customer the complete list of required services, find sub-contractors, check the quality of their services and sell the service to the customer. For the customer, we aim to act as the guarantor of this service quality and its compliance with the customer's expectations.

MARKETING

Our marketing strategy may include several components:

1.	Participation in international exhibitions – IMEX Frankfurt, IMEX America, IEBTM World Barcelona, CIBTM China, MITT Moscow.

2.	Creation of site (armaservicesinc.com) and its further promotion on the Internet by means of SEO, as well as active use of context advertising of Google Adwords, Yandex Direct, Baidu PPC.

3.	Active sales – “cold calls” to potential customers.

4.	E-mail distribution.

5.	Participation in professional associations – GBTA Russian Federation, ADME International Association of Destination Management Executives, ICCA-the International Congress and Convention Association.

Our strategy is to drive attention through multiple marketing facets which will enable us to attract a sufficient quantity of customers upon commencement of operations.

STRATEGY

Our strategy is to create unique events for each customer and ensure the process of working with us is efficient, comfortable, and operationally seamless.

OUR CUSTOMERS

Our potential customers are companies from a variety of fields, with a staff of 50 people or less. The fields that may have the greatest needs in our services are pharmaceuticals, automobile manufacturing, IT-companies, the oil and gas industry, big distribution companies, and large retailers.

Most of the companies we plan to work with, have needs for conferences with participation with partners around the world and in the Russian Federation. For other customers, we plan to develop pleasant business trips for key executives for 3 to 7 day periods with additional amenities and activities, as opposed to the normal travel of 2 to 3 days for events, such as, participation in industry conferences and exhibitions, and presentation of new products or services.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of October 31, 2016, no shares of our common stock have traded.

Number of Holders

As of October 31, 2016, the 4,420,000 issued and outstanding shares of common stock were held by our secretary and our shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2016 and 2015.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED OCTOBER 31, 2016 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2015.

Our net loss for the fiscal year ended October 31, 2016 was $6,839 compared to a net loss of $7,072 during the fiscal year ended October 31, 2015. During fiscal year ended October 31, 2016, the Company has generated $5,600 in revenue compared to $0 in the year ended October 31, 2015.

During the fiscal year ended October 31, 2016, we incurred professional fees of $12,255 and bank service charges of $ 184 compared to professional fees of $6,896 and bank fees of $ 176 incurred during fiscal year ended October 31, 2015.

 The weighted average number of shares outstanding was 4,001,148 for the fiscal year ended October 31, 2016 and 4,000,000 in 2015.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2016 AND 2015

As of October 31, 2016, our total assets were $4,295 comprised of cash and cash equivalents and our total liabilities were $12,923 comprised of loan from our director and accrued expenses.

As of October 31, 2015, our total assets were $3 and our total liabilities were $5,992 comprised of loan from our director.  Stockholders’ equity decreased from a deficit of $5,899 as of October 31, 2015 to a deficit of $8,628 as of October 31, 2016.

Cash Flows from Operating Activities

We have generated positive cash flows from operating activities. For the fiscal year ended October 31, 2016, net cash flows provided by operating activities was $92.  For the fiscal year ended October 31, 2015, net cash flows used in operating activities were $(7,072).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended October 31, 2016, net cash from financing activities was $4,200 consisting of proceeds received from issuance of shares.  For the fiscal year ended October 31, 2015, net cash from financing activities was $5,304 consisting of proceeds received from loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2016 and October 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arma Services, Inc.

7260 West Azure Drive, Suite 140-928

Las Vegas, Nevada, 89130

We have audited the accompanying balance sheets of Arma Services, Inc. as of October 31, 2016 and 2015 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Services, Inc. as of October 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered continuing losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy PC

Pritchett, Siler & Hardy PC

Farmington Utah

February 23, 2017

ARMA SERVICES, INC.

Balance Sheets as of October 31, 2016 and 2015

ASSETS	October 31, 2016	October 31, 2015
Current Assets
Cash and cash equivalents	$ 4,295	$ 3
Total Current Assets	$ 4,295	$ 3

Total Assets	$ 4,295	$ 3

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Liabilities
Current Liabilities
Accrued expenses	$ 6,931	$ -
Loan from director	5,992	5,992

Total Liabilities	12,923	5,992

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,420,000 and 4,000,000 shares issued and outstanding; respectively	4,420	4,000
Additional paid in capital	3,780	0
Deficit accumulated during the development stage	(16,828)	(9,989)
Total Stockholders’ Equity (Deficit)	(8,628)	(5,889)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 4,295	$ 3

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statements of Operations for the years ending

October 31, 2016 and 2015

	Year ended October 31, 2016	Year ended October 31, 2015

REVENUES Income (Sales)	$ 5,600	$ 0

OPERATING EXPENSES
Professional Fees	12,255	6,896
Bank Service Charges	184	176
TOTAL OPERATING EXPENSES	12,439	7,072

NET LOSS FROM OPERATIONS	(6,839)	(7,072)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (6,839)	$ (7,072)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,001,148	4,000,000

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statements of Stockholder’s Equity

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, October 31, 2014	4,000,000	$ 4,000	$ -	$ (2,917)	$ 1,083

Net loss for the year ended October 31, 2015	-	-	-	(9,989)	(9,989)

Balance, October 31, 2015	4,000,000	$ 4,000	$ -	$ (9,989)	$ (5,889)

Shares issued for cash at $0.01 per share on October 31, 2016	420,000	420	3,780	-	4,200

Net loss for the year ended October 31, 2016	-	-	-	(6,839)	(6,839)

Balance, October 31, 2016	4,420,000	$ 4,420	$ 3,780	$ (16,828)	$ (8,628)

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statements of Cash Flows for the years ending

October 31, 2016 and 2015

	Year ended October 31, 2016	Year ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,839)	$ (7,072)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	6,931	0
CASH FLOWS PROVIDED BY (Used in) OPERATING ACTIVITIES	92	(7,072)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	4,200	-
Loans from director	-	5,304
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,200	5,304

NET INCREASE IN CASH	4,292	(1,767)
Cash, beginning of period	3	1,771
Cash, end of period	$ 4,295	$ 3

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

ARMA SERVICES, INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arma Services Inc. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on September 2, 2014.  Arma Services Inc. is a Destination Management Company (“DMC”), which aims to provide a full range of services in the field of Meeting, Incentive, Conference, and Exhibition (“MICE”) tourism in Russia for corporate customers from United States, China and internal Russian clients. We plan to create a variety of events for domestic and foreign companies, including; industry conferences and business meetings, dealer conferences for producers, motivational and incentive arrangements for key employees, and to organize participation in exhibitions and forums.

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,295 of cash as of October 31, 2016 and $3 as of October 31, 2015.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605-10 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, prices are fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2016.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2015-10 removed the development stage entity financial reporting requirements for the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company only had revenue of $5,600 as of October 31, 2016.  The

Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – REVENUE

During the year ended October 31, 2016, the Company generated a total revenue of $5,600 from rendering services of planning and organizing business events to two of its clients in Moscow. Prior to rendering the services, the Company had signed agreements with both clients, which provide for the existence of arrangement, the prices were fixed, and collectability was reasonably assured. The Company rendered all the services agreed on and was fully paid for them during the year ended October December, 31, 2016. Based on all these, we believe the services met our revenue recognition policy.

NOTE 5 – LOANS FROM DIRECTOR

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

As of July 31, 2016, the Company had a loan outstanding with the Company’s sole director Mr. Sergey Gandin in the amount of $5,992. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of October 28, 2014, the Company issued 4,000,000 shares of common stock for cash proceeds of $4,000 at $0.001 per share.

As of October 31, 2016, the Company issued 420,000 shares of common stock for cash proceeds of $4,200 at $0.01 per share.

There were 4,420,000 shares of common stock issued and outstanding as of October 31, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INCOME TAXES

As of October 31, 2016, the Company had net operating loss carry forwards of approximately $16,828 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2016	October 31, 2015
Federal income tax benefit attributable to:
Current Operations	$ 2,394	$ 2,475
Less: Change in valuation allowance	(2,394)	(2,475)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2016	October 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,890	$ 3,496
Less: valuation allowance	(5,890)	(3,496)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $16,828 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to October 31, 2016 and to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of October 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at October 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position

SERGEY GANDIN Tashkentskaya 14/4, Unit 98 Moskow Russian Federation 109444	29	President, CEO, CFO, Treasurer and Director
Ruslan Mishin Vilkina st. 15-5 Vakhrushevo, Ukraine 94560	27	Secretary

Biographical Information and Background of officer and director

Sergey Gandin, Director, President, CEO and CFO

Schooling, experience and qualifications of our director Sergey Gandin in a position of manager or supervisor, in the past ten years, and organizing business in number of companies, brought us to conclusion that he is qualified for the position for a director of our company.

2000-2002 - Higher Education at Rostov Economical University – Tourism and Hospitality 2012- to date - LLC “Proekta”, General Manager- Company management, recruitment, sales development and personal control over key clients handling, participation in industry events. Control and presence at major projects. Control over accounting, payments and debt. Interaction with all departments of the company.

 2010-2012 - LLC “Jtb”, Business Development manager- development of company, attraction of new customers and development of relationship with existing ones. Optimization of internal processes in the company, the introduction of project management systems. Control over the sales department. Presentation of the company at public events. Maintenance and implementation of large projects. Participation in tenders, preparation of documentation and commercial proposals.

2008-2010 - LLC “Coral Travel”, MICE manager – organization of corporate events in Turkey, Egypt, Thailand, Tunisia, Morocco, Vietnam. Preparation of business proposals, contracts, accounting records, control over payments from customers. Assistance in organization of events.

2003-2008 - LLC “City of events”, Event manager- cooperation with private and corporate clients. Development of individual concepts of events, preparation of cost estimates of the project and contract documentation. Meetings with clients and presentation of proposals. Search for contractors, platforms and artists. Monitoring of the implementation of the project. Control over all contractors, coordination among all participants of the event, the presence during on-site activities.

Ruslan Mishin, Corporate, Secretary

 The education and considerable experience of Ruslan Mishin as sales manager, executive manager, and general manager at various companies led us to conclusion that he is qualified to serve as our secretary.

2002-2004 – Higher Education Information technologies at Lugansk State University 2004-2008 LLC Voryag Trading company, working as Sales manager.- processing of the incoming flow of customers, attraction of new customers, preparation of commercial offers. Execution of contracts, accounting documents. Coordination with other departments of the company. Participation in trade fairs and exhibitions.

2008-2011 LLC Vestel Ukraine, working as Executive Sales Manager for goods and products. – development of sales department, attraction of new customers and development of relationship with existing ones. Support of key customers, preparation of business proposals, preparation of tender documents. Preparation of legal and accounting documents. Development of a new product line, marketing and entering the market.

2011-to date, LLC Auto shelter Automobile Rental Company, Deputy General Manager. – control over all departments of the company, control over key indicators of the company. Fulfillment of assignments of the General Manager. Implementation of the company's operating activities, resolving of problems, recruitment. Development of the company, attraction of new sales channels, planning of advertising campaigns, planning and implementation of partnership actions to promote services of the company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our sole officer and director, or persons performing similar functions because we are in the start-up phase and are in the process of establishing our operations. We plan to adopt a code of ethics as and when our company grows to a sufficient size to warrant such adoption.

Audit Committee

As we have only a sole director, we have not established an audit committee as at the date of this registration statement, nor do we have plans to establish an audit committee until such time as we have established our full operations, and retained sufficient independent directors as members of our board of directors willing to be appointed to the audit committee and carry out the customary functions of an audit committee.

Director Nominees

We do not have a nominating committee. Our sole director will in the future select individuals to stand for election as members of our board of directors. The company does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our sole officer and director at the address specified on the cover of this registration statement.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

SIGNIFICANT EMPLOYEES

We have no employees other than our President, Sergey Gandin, who currently devotes approximately thirty hours per week to company matters and Franco Escobar, our secretary, who currently devotes 20 hours per week to our operations.  As our business expands, Ruslan Mishin intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on September 2, 2014 until October 31, 2016:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Sergey Gandin, President, Treasurer	September 2, 2014 to October 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ruslan Mishin Secretary	September 2, 2014 to October 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ruslan Mishin Vilkina st. 15-5 Vakhrushevo, Ukraine 94560	4,000,000 shares of common stock (secretary) 4,000,000 shares of common stock	100% 100%

The percent of class is based on 4,000,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended October 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2016 and for the fiscal year ended October 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2016 $	October 31, 2015 $
Audit Fees	4,000	4,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	120	0
Total	4,120	0

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMA SERVICES, INC.
Dated: February 24, 2017	By: /s/ Sergey Gandin
Sergey Gandin, President and Chief Executive Officer and Chief Financial Officer