Form 10-Q
period 2017-01-31
Arma Services Inc
filed 2017-04-24
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2017
Common Stock: $0.001	6,240,000

2 | Page

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS	January 31, 2017	October 31, 2016
Current Assets
Checking/Savings	$ 14,978	$ 4,295
Total Current Assets	14,978	4,295

Total Assets	$ 14,978	$ 4,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ -	$ 6,931
Loan from director	5,992	5,992
Total Current Liabilities	5,992	12,923

Total Liabilities	5,992	12,923

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 and 4,420,000 shares issued and outstanding	6,240	4,420
Additional paid in Capital	20,160	3,780
Accumulated deficit	(17,414)	(16,828)

Total Stockholders’ Equity (Deficit)	8,986	(8,628)

Total Liabilities and Stockholders’ Equity	$ 14,978	$ 4,295

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
REVENUES	$ -	$ 600

OPEERATING EXPENSES
General and administrative expenses	17	42
Professional fees	569	-
TOTAL OPERATING EXPENSES	586	558

LOSS FROM OPERATIONS	(586)	(558)

NET LOSS	$ (586)	$ (558)

NET LOSS PER SHARE: BASIC AND DILLUTED	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE SHARES	5,090,850	4,000,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

 (Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (586)	$ 558
Changes in operating assets and liabilities
Accrued Expenses	(6,931)	-

Net cash used in operating activities	(7,517)	558

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Capital stock issued for cash	18,200	-
Net cash flows provided by Financing Activities	18,200	-

Net Increase (Decrease) in Cash	10,683	558

Cash at the beginning of Period	4,295	3

Cash at the end of Period	$ 14,978	$ 561

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2017

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

 Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended October 31, 2016 filed on February 24, 2017 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Commitments and Contingencies

 Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2017 or 2016. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

7 | Page

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of January 31, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

As of January 31, 2017, the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $5,992. The loan is non-interest bearing, due upon demand, and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. During the three month period ended January 31, 2017, the Company sold 1,820,000 shares of common stock for $18,200. As of January 31, 2017, the Company had 6,240,000 shares issued and outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to January 31, 2017 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

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

8 | Page

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

Three Months Period Ended January 31, 2017 and 2016

Our net loss for the three months periods ended January 31, 2017 was $586 and net income for the period three months ending January 31, 2016 was $558. During the three months period ended January 31, 2017, we have not generated any revenue. During the three months period ended January 31, 2016, we have generated $600 in sales.

The weighted average number of shares outstanding was 5,090,850 for the three months period ended January 31, 2017.

The weighted average number of shares outstanding was 4,000,000 for the three months period ended January 31, 2016.

Liquidity and Capital Resources

Three Months Period Ended January 31, 2017

As at January 31, 2017, our total assets were $14,978. Total assets were comprised of cash and cash equivalents.  As at January 31, 2017, our current liabilities were $5,992 compared to $12,923 as of October 31, 2016. Stockholders’ equity was $8,986 as of January 31, 2017 compared to a deficit of $8,628 as of October 31, 2016. The decrease in liabilities and the increase in stockholders’ equity was due to selling of common stock for cash.

Cash Flows from Operating Activities

For the three month period ended January 31, 2017, net cash flows used in operating activities was $(7,517). For the three months period ended January 31, 2016, we have generated positive cash flows from operating activities of $558.

Cash Flows from Investing Activities

9 | Page

We have not generated cash flows from investing activities for the three month period ended January 31, 2017 and 2016.

Cash Flows from Financing Activities

We generated cash flows from financing activities for the three month period ended January 31, 2017 of $18,200 from selling common stock for cash.  For the three month period ended July 31, 2016, we  did not generate cash flows  from financing activities.

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

Going Concern

The independent auditors' review report accompanying our  October 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

10 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

11 | Page

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

Arma Services, Inc.
Dated: April 21, 2017	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

12 | Page