Form 10-Q
period 2017-04-30
Arma Services Inc
filed 2017-06-08
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2017
Common Stock: $0.001	6,240,000

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS	April 30, 2017	October 31, 2016
Current Assets
Checking/Savings	$ 8,971	$ 4,295
Total Current Assets	8,971	4,295

Total Assets	$ 8,971	$ 4,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$ -	$ 6,931
Loan from director	5,992	5,992
Total Current Liabilities	5,992	12,923

Total Liabilities	5,992	12,923

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 and 4,420,000 shares issued and outstanding	6,240	4,420
Additional paid in Capital	20,160	3,780
Accumulated deficit	(23,421)	(16,828)

Total Stockholders’ Equity (Deficit)	2,979	(8,628)

Total Liabilities and Stockholders’ Equity	$ 8,971	$ 4,295

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended April 30, 2017	Three months ended April 30, 2016	Six months ended April 30, 2017	Six months Ended April 30, 2016
REVENUES
Income from Consulting Services	$ 9,900	$ 5,000	$ 9,900	$ 5,600

OPEERATING EXPENSES
General and administrative expenses	17	58	34	100
Professional fees	15,890	4,824	16,459	4,824
TOTAL OPERATING EXPENSES	15,907	4,882	16,493	4,924

LOSS FROM OPERATIONS	(6,007)	118	(6,593)	676

NET LOSS	$ (6,007)	$ 118	$ (6,593)	$ 676

NET LOSS PER SHARE: BASIC AND DILLUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE SHARES	5,090,850	4,000,000	5,450,520	4,000,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

 (Unaudited)

	Six months ended April 30, 2017	Six months ended April 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (6,593)	$ 676
Changes in operating assets and liabilities
Accrued Expenses	(6,931)	-

Net cash used in operating activities	(13,524)	676

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Capital stock issued for cash	18,200	-
Net cash flows provided by Financing Activities	18,200	-

Net Increase (Decrease) in Cash	4,676	676

Cash at the beginning of Period	4,295	3

Cash at the end of Period	$ 8,971	$ 679

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2017

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2017 or 2016. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

7 | Page

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of April 30, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – REVENUE

In addition to two existing service contracts with Gazetny LLC and Proekta LLC, in March of 2017, Arma Services secured additional agreements with Informed Intercontinental, Corp. In the three and six months ended April 30, 2017, the Company generated revenues of 9,000 from organizing two exhibitions for clients in Moscow and Rostov on Don, Russian Federation. The Company has also generated $900 from hosting a corporate event, on a lesser scale, for another client in April of 2017. The total revenues generated in the three and six months ended April 30, 2016 were $5,000 and $5,600 respectively. The increase in revenue is due to adding new clients.

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

As of April 30, 2017, the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $5,992. The loan is non-interest bearing, due upon demand, and unsecured.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. During the six month period ended April 30, 2017, the Company sold 1,820,000 shares of common stock for $18,200. As of April 30, 2017, the Company had 6,240,000 shares issued and outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

8 | Page

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2017 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

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

Three and Six Months Period Ended April 30, 2017 and 2016

Our net loss for the three month period ended April 30, 2017 was $6,007 compared to a net income of $118 for the three months ended April 30, 2016.  Our net loss for the six month period ended April 30, 2017 was $6,593 compared to a net income of $676 for the six month period ended April 30, 2016.  During the three month periods ended April 30, 2017 and 2016, we have generated income from Consulting Services and secured additional agreements with Informed Intercontinental, Corp. These generated revenues in amounts of $4,000 and $5,000 from organizing two exhibitions for the client in Moscow and Rostov on Don, Russian Federation. The Company has also earned $900 for hosting a corporate event, on a lesser scale, for Informed Intercontinental Corp in April this year. In the three and six months ended April 30, 2016, the Company generated revenues of $5,000 and $5,600 respectively. The increase in revenues is due to allocation of capital, time and effort in furtherance of our business. In line with our fully establishes business plan and plan of operations, the company management investigated numerous available marketing platforms within its

9 | Page

industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

The weighted average number of shares outstanding was 5,450,520 for the six month period ended April 30, 2017.

The weighted average number of shares outstanding was 4,000,000 for the six month period ended April 30, 2016.

Liquidity and Capital Resources

Six Months Period Ended April 30, 2017

As at April 30, 2017, our total assets were $8,971 compared to $4,295 as of October 31, 2016. Total assets were comprised of cash and cash equivalents. The increase is cash is due to selling common stock for cash. As at April 30, 2017, our current liabilities were $5,992 compared to $12,923 as of October 31, 2016. Stockholders’ equity was $2,979 as of April 30, 2017 compared to a deficit of $8,628 as of October 31, 2016. The decrease in liabilities and the increase in stockholders’ equity was due to selling of common stock for cash.

Cash Flows from Operating Activities

For the six month period ended April 30, 2017, net cash flows used in operating activities was $13,524. For the Six months period ended April 30, 2016, we have generated positive cash flows from operating activities of $676.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six months period ended April 30, 2017 and 2016.

Cash Flows from Financing Activities

We generated cash flows from financing activities for the six months period ended April 30, 2017 of  $18,200 from selling common stock for cash.  For the six months period ended July 31, 2016, we did not generate cash flows from financing activities.

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

10 | Page

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our October 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

11 | Page

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

Arma Services, Inc.
Dated: June 8, 2017	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

13 | Page