Form 10-Q
period 2017-07-31
Arma Services Inc
filed 2017-09-15
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2017
Common Stock: $0.001	6,240,000

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets (Unaudited)

ASSETS	July 31, 2017	October 31, 2016
Current Assets
Checking/Savings	$ 1,732	$ 4,295
Total Current Assets	1,732	4,295

Total Assets	$ 1,732	$ 4,295

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$ -	$ 6,931
Loan from director	5,992	5,992
Total Current Liabilities	5,992	12,923

Total Liabilities	5,992	12,923

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 and 4,420,000 shares issued and outstanding	6,240	4,420
Additional paid in Capital	20,160	3,780
Accumulated deficit	(30,660)	(16,828)

Total Stockholders’ Equity (Deficit)	(4,260)	(8,628)

Total Liabilities and Stockholders’ Equity	$ 1,733	$ 4,295

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended July 31, 2017	Three months ended July 31, 2016	Nine months ended July 31, 2017	Nine months Ended July 31, 2016
REVENUES
Income from Consulting Services	$ 0	$ 0	$ 9,900	$ 5,600

OPEERATING EXPENSES
General and administrative expenses	28	42	62	142
Professional fees	7,211	-	23,670	4,824
TOTAL OPERATING EXPENSES	7,239	42	23,732	4,966

LOSS FROM OPERATIONS	(7,239)	(42)	(13,832)	634

NET LOSS	$ (7,239)	$ (42)	$ (13,832)	$ 634

NET LOSS PER SHARE: BASIC AND DILLUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE SHARES	6,240,000	4,000,000	6,000,220	4,000,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

 (Unaudited)

	Nine months ended July 31, 2017	Nine months ended July 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (13,832)	$ 634
Changes in operating assets and liabilities
Accrued Expenses	(6,931)	-

Net cash used in operating activities	(20,763)	634

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Capital stock issued for cash	18,200	-
Net cash flows provided by Financing Activities	18,200	-

Net Increase (Decrease) in Cash	(2,563)	634

Cash at the beginning of Period	4,295	3

Cash at the end of Period	$ 1,732	$ 637

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2017

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2017 or 2016. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

7 | Page

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of July 31, 2017. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 4 – REVENUE

In addition to two existing service contracts with Gazetny LLC and Proekta LLC, in March of 2017, Arma Services secured additional agreements with Informed Intercontinental, Corp. The Company has not generated any revenues in the three months ended July 31, 2017. In the nine months ended July 31, 2017, the Company generated revenues of $9,000 from organizing two exhibitions for clients in Moscow and Rostov on Don, Russian Federation. The Company has also generated $900 from hosting a corporate event, on a lesser scale, for another client in April of 2017. The total revenues generated in the three and nine months ended July 31, 2016 were $0 and $5,600 respectively.

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

As of July 31, 2017, the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $5,992. The loan is non-interest bearing, due upon demand, and unsecured.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. During the nine month period ended July 31, 2017, the Company sold 1,820,000 shares of common stock for $18,200. As of July 31, 2017, the Company had 6,240,000 shares issued and outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

8 | Page

In accordance with ASC 855, the Company has analyzed its operations subsequent to July 31, 2017 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

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

Three and Nine Months Period Ended July 31, 2017 and 2016

Our net loss for the three months period ended July 31, 2017 was $7,239 compared to a net loss of $42 for the three months ended July 31, 2016.  Our net loss for the nine months period ended July 31, 2017 was $13,832 compared to a net income of $634 for the nine months period ended July 31, 2016.  During the nine months periods ended July 31, 2017, we have generated income from Consulting Services and secured additional agreements with Informed Intercontinental, Corp. These generated revenues in amounts of $4,000 and $5,000 from organizing two exhibitions for the client in Moscow and Rostov on Don, Russian Federation. The Company has also earned $900 for hosting a corporate event, on a lesser scale, for Informed Intercontinental Corp in April this year. In the three and nine months ended July 31, 2016, the Company generated revenues of $0 and $5,600 respectively.   In the nine months ended July 31, 2016, the Company generated revenues of $9,900.   In the three months ending July 31, 2016 and 2017 we have not generated any revenue.  The increase in revenues is due to allocation of capital, time and effort in furtherance of our business. In line with our fully established business plan and plan of operations, company management has investigated

9 | Page

numerous available marketing platforms within its industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

The weighted average number of shares outstanding was 6,000,220 for the nine months period ended July 31, 2017.

The weighted average number of shares outstanding was 4,000,000 for the nine months period ended July 31, 2016.

Liquidity and Capital Resources

Nine Months Period Ended July 31, 2017

As at July 31, 2017, our total assets were $1,732 compared to $4,295 as of October 31, 2016. Total assets were comprised of cash and cash equivalents.  As at July 31, 2017, our current liabilities were $5,992 compared to $12,923 as of October 31, 2016. Stockholders’ equity was deficit $4,260 as of July 31, 2017 compared to a deficit of $8,628 as of October 31, 2016.

Cash Flows from Operating Activities

For the nine months period ended July 31, 2017, we have not generated positive cash flows, our net cash flows used in operating activities was $20,763. For the Nine months period ended July 31, 2016, we have generated positive cash flows from operating activities of $634.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months period ended July 31, 2017 and 2016.

Cash Flows from Financing Activities

We generated cash flows from financing activities for the nine months period ended July 31, 2017 of $18,200 from selling common stock for cash.  For the nine months period ended July 31, 2016, we did not generate cash flows from financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next Nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or

10 | Page

opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Arma Services, Inc.
Dated: September 15, 2017	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

13 | Page