Form 10-K
period 2017-10-31
Arma Services Inc
filed 2018-08-09
CIK 1625285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

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

Emerging Growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]

As of October 31, 2017 the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2017.

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

We have entered into a contract with Proekta LLC. This company has Mr. Sergey Gandin on board as its company director. Proekta LLC is in the hostel business, providing inexpensive, supervised lodging places.

The purpose of the contracts is for Proekta LLC to provide accommodation at a cost of $25 per double room, per night for the subcontractor personnel contracted with Arma Services Inc.

The main terms of this agreement are:

1.0 Proekta LLC is a Related party.

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

We are still in the development stage and we have generated minimal revenues. Our independent registered public accounting firm has issued an audit opinion for our Company which includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

BUSINESS PLAN

Arma Services Inc. is formed with a purpose to be in the business of Destination Management Company (“DMC”), and will aim to provide a full range of services in the field of Meeting, Incentive, Conference, and Exhibition (“MICE”) tourism in Russia for corporate customers from the United States, China and Russia. We plan to create a variety of events for domestic and foreign companies, including; industry conferences and business meetings, dealer conferences for producers, motivational and incentive arrangements for key employees, and to organize participation in exhibitions and forums.

Acting as receiving party, we will aim to provide full support for our customers with all necessary services for the implementation of activities; rent of hotels, conference rooms, organization catering, hiring of personnel and equipment for sound, lighting, and video, booking of performers, promotion and press availability, transportation and more. Arma Services Inc. plans not to provide these services directly, but intends to be an intermediary (agent) between a customer and the end provider (hotel, transport company, restaurant, subcontractor). Our managers will try to ascertain from the customer the complete list of required services, find sub-contractors, check the quality of their services and sell the service to the customer. For the customer, we aim to act as the guarantor of this service quality and its compliance with the customer's expectations.

MARKETING

Our marketing strategy may include several components:

1.	Participation in international exhibitions – IMEX Frankfurt, IMEX America, IEBTM World Barcelona, CIBTM China, MITT Moscow.

2.	Our website (armaservicesinc.com) and its further promotion on the Internet by means of SEO, as well as active use of context advertising of Google Adwords, Yandex Direct, Baidu PPC.

3.	Active sales – “cold calls” to potential customers.

4.	E-mail distribution.

5.	Participation in professional associations – GBTA Russian Federation, ADME International Association of Destination Management Executives, ICCA-the International Congress and Convention Association.

STRATEGY

Our strategy is to drive attention through multiple marketing facets which will enable us to attract the sufficient quantity of customers possible upon commencement of operations.

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

As of October 31, 2017, no shares of our common stock have traded.

Number of Holders

As of October 31, 2017, the 6,240,000 issued and outstanding shares of common stock were held by our secretary and our shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2017 and 2016.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED OCTOBER 31, 2017 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2016.

Our net loss for the fiscal year ended October 31, 2017 is $15,363 compared to a net loss of $6,839 during the fiscal year ended October 31, 2016. During fiscal year ended October 31, 2017, the Company has generated $9,900 in revenue, compare to $5,600 in the year ended October 31, 2016.

During the fiscal year ended October 31, 2017, we incurred professional fees of $25,170 and bank service charges of $93 compared to professional fees of $12,255 and bank fees of $ 184 incurred during fiscal year ended October 31, 2016.

The weighted average number of shares outstanding was 6,131,397 for the fiscal year ended October 31, 2017 and 4,001,148 for October 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2017 AND 2016

As of October 31, 2017, our total assets were $5,201 comprised of cash and cash equivalents of $201 and capitalized website development costs of $5,000; our total liabilities were $10,992 comprised of loan from our director $5,992 and accounts payable of $5,000.

As of October 31, 2016, our total assets were $4,295 and our total liabilities were $12,923 comprised of loan from our director $5,992 and accounts payable $6,931.  Stockholders’ equity (deficit) decreased from $(8,628) as of October 31, 2016 to $(5,791) as of October 31, 2017.

Cash Flows from Operating Activities

For the fiscal year ended October 31, 2017, net cash flows used in operating activities were $17,294 consisting of net loss of $(15,363), accounts payable of $5,000 and accrued expenses of $(6,931). For the fiscal year ended October 31, 2016, net cash flows provided by operating activities were $92 consisting of net loss of $(6,839), accrued expenses of $6,931.

Cash Flows Provided by Investing Activities

For the fiscal year ended October 31, 2017, net cash flows used in investing activities were $ (5,000) invested in developing a website for the Company.  There were no investing activities during the fiscal year ended October 31, 2016.

Cash Flows from Financing Activities

For the fiscal year ended October 31, 2017, net cash from financing activities was $18,200 consisting of proceeds received from issuance of shares.  For the fiscal year ended October 31, 2016, net cash from financing activities was $4,200 consisting of proceeds received from issuance of shares.

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

GOING CONCERN

The independent auditors' reports accompanying our October 31, 2017 and October 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arma Services, Inc.

14/4, 98 Tashkentskaya St. Moscow

Russian Federation, 119019

We have audited the accompanying balance sheet of Arma Services, Inc. as of October 31, 2017 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. Arma Services’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Services, Inc. as of October 31, 2017 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company
Salt Lake City, Utah August 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Arma Services, Inc.

14/4, 98 Tashkentskaya St. Moscow

Russian Federation, 119019

We have audited the accompanying balance sheet of Arma Services, Inc. as of October 31, 2016 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arma Services, Inc. as of October 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

February 23, 2017

ARMA SERVICES, INC.

Balance Sheets as of October 31, 2017 and 2016

ASSETS	October 31, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$ 201	$ 4,295
Total Current Assets	201	4,295

Other Assets
Website development	5,000	-
Total Assets	$ 5,201	$ 4,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$ 5,000	$ 6,931
Loan from director	5,992	5,992

Total Liabilities	10,992	12,923
Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 and 4,420,000 shares issued and outstanding at October 31, 2017 and 2016 respectively:	6,240	4,420
Additional paid in capital	20,160	3,780
Accumulated deficit	(32,191)	(16,828)
Total Stockholders’ Deficit	(5,791)	(8,628)

Total Liabilities and Stockholders’ Deficit	$ 5,201	$ 4,295

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statements of Operations for the years ended

October 31, 2017 and 2016

	Year ended October 31, 2017	Year ended October 31, 2016

REVENUES	$ 9,900	$ 5,600

OPERATING EXPENSES
Professional Fees	25,170	12,255
Bank Service Charges	93	184
TOTAL OPERATING EXPENSES	25,263	12,439
NET LOSS FROM OPERATIONS	(15,363)	(6,839)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$ (15,363)	$ (6,839)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,131,397	4,001,148

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statement of Stockholder’s Deficit

For the Years Ended October 31, 2017 and 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, October 31, 2015	4,000,000	$ 4,000	$ -	$ (9,989)	$ (5,989)

Shares issued for cash at $0.01 per share on October 31, 2016	420,000	420	3,780	-	4,200
Net loss for the year ended October 31, 2016	-	-	-	(6,839)	(6,839)

Balance, October 31, 2016	4,420,000	$ 4,420	$ 3,780	$ (16,828)	$ (8,628)

Shares issued for cash at $0.01 per share as of October 31, 2017	1,820,000	1,820	16,380	-	18,200

Net loss for the year ended October 31, 2017	-	-	-	(15,363)	(15,363)

Balance, October 31, 2017	6,240,000	$ 6,240	$ 20,160	$ (32,191)	$ (5,791)

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statement of Cash Flows for the Years Ended

October 31, 2017 and 2016

	Year ended October 31, 2017	Year ended October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (15,363)	$ (6,839)
Changes in assets and liabilities:
Accounts Payable	5,000	-
Increase (decrease) in accrued expenses	(6,931)	6,931
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(17,294)	92

CASH FLOWS FROM INVESTING ACTIVITIES
Website Development	(5,000)	-
CASH USED IN INVESTING ACTIVITIES	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	18,200	4,200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	18,200	4,200

NET INCREASE (DECREASE) IN CASH	(4,094)	4,292
Cash, beginning of period	4,295	3

Cash, end of period	$ 201	$ 4,295

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

ARMA SERVICES, INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2017 and 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $201 of cash and $5,000 in accounts payable as of October 31, 2017 and $4,295 of cash and $6,931 in accounts payable as of October 31, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and amounts due to director. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition

The purpose of our business is to provide a full range of services in the field of Meeting, Incentive, Conference, and Exhibition (“MICE”) tourism in Russia for corporate customers from the United States, China and internal Russian clients.

Services are provided through industry conferences and business meetings, dealer conferences for producers, motivational and incentive arrangements for key employees, and to organize participation in exhibitions and forums.

The Company will recognize revenue in accordance with ASC topic 606 “Revenue Recognition”. The Company recognizes revenue when our services have been provided and accepted by the customer and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Intangibles

The Company has capitalized the development costs related to its website.  The site was completed near year-end so no amortization was expensed during the year ended October 31, 2017.  In accordance with Accounting Standards Codification (“ASC”) Topic 350 Intangibles-Goodwill and Other, the costs will be amortized to expense over the expected useful life of the website which we estimate will be five years.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2017 and 2016.  In loss years common stock equivalents would not be included as they would be anti-dilutive.

Comprehensive Income

The Company has established standards for reporting of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its

Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

NOTE 3 – LOANS FROM DIRECTOR

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

As of October 31, 2017 and 2016, the Company had a loan outstanding with the Company’s sole director Mr. Sergey Gandin in the amount of $5,992. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – REVENUE

During the year ended October 31, 2017, the Company generated total revenues of $9,900 from one customer.  During the year ended October 31, 2016, the Company generated total revenues of $5,600 from two customers.  The company did not incur any direct costs or expenses related to these revenues.  The Company does have two service contracts in effect with vendors to provide banquet space, food and accommodations. An agreement with Proekta LLC provides for double rooms for accommodations at $25 per night.  The Proekta agreement expires during December 2018.  An agreement with Gazetny LLC provides for banquet rooms and food at a rate of $150 per person.  The Gazetny agreement expired during March 2018 but is subject to negotiated extensions.  Both Proekta LLC and Gazetny LLC are entities related to officers of the Company.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of October 31, 2017. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  This raises substantial doubt about its ability to continue as a going concern.

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

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. During the year ended October 31, 2017, the Company sold 1,820,000 shares of common stock for $18,200. As of October 31, 2017, the Company had 6,240,000 shares issued and outstanding.  As of October 31, 2016, the Company had 4,420,000 shares issued and outstanding.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of October 31, 2017 and 2016 the Company had a non-interest bearing loan payable to its sole director in the amount of $5,992.

The Company’s officers and director provide services and office space to the Company without compensation.

The Company has entered into vendor agreements with Proekta LLC and Gazetny LLC, which are entities related to officers of the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – INCOME TAXES

As of October 31, 2017, the Company had net operating loss carry forwards of approximately $32,191 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2017	October 31, 2016
Federal income tax benefit attributable to:
Current Operations	$ 3,226	$ 2,394
Less: valuation allowance	3,226	(2,394)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2017	October 31, 2016
Deferred tax asset attributable to:
Net operating loss carryover	$ 6,760	$ 3,496
Less: valuation allowance	(6,760)	(3,496)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $32,191 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2017 and to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2017 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate segregation of duties and cash controls – As of October 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at October 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position
SERGEY GANDIN Tashkentskaya 14/4, Unit 98 Moskow Russian Federation 109444 Ruslan Mishin Vilkina st. 15-5 Vakhrushevo, Ukraine 94560	33 31	President, Treasurer and Director Secretary

Biographical Information and Background of officer and director

Sergey Gandin, Director, President, CEO and CFO

Schooling, experience and qualifications of our director Sergey Gandin in a position of manager or supervisor, in the past ten years, and organizing business in number of companies, brought us to conclusion that he is qualified for the position for a director of our company.2000-2002 - Higher Education at Rostov Economical University – Tourism and Hospitality 2012- to date - LLC “Proekta”, General Manager- Company management, recruitment, sales development and personal control over key clients handling, participation in industry events. Control and presence at major projects. Control over accounting, payments and debt. Interaction with all departments of the company.

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

SIGNIFICANT EMPLOYEES

We have no employees other than our President, Sergey Gandin, who currently devotes approximately thirty hours per week to company matters and Ruslan Mishin, our secretary, who currently devotes 20 hours per week to our operations.  As our business expands, Ruslan Mishin intends to devote as much time as the Board of Directors deems necessary to manage the affairs of the company.

Item 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on September 2, 2014 until October 31, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Sergey Gandin, President, Treasurer	September 2, 2014 to October 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ruslan Mishin Secretary	September 2, 2014 to October 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2017 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ruslan Mishin Vilkina st. 15-5 Vakhrushevo, Ukraine 94560	4,000,000 shares of common stock (secretary)	64%

The percent of class is based on 6,240,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended October 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2017 and for the fiscal year ended October 31, 2016 for professional services rendered by the principal accountants Haynie & Company and Pritchett, Siter & Hardy P.C for the audits of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2017 $	October 31, 2016 $
Audit Fees	4,000	4,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	120	-
Total	4,120	-

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

ARMA SERVICES, INC.
Dated: August 9, 2018	By: /s/ Sergey Gandin
Sergey Gandin, President and Chief Executive Officer and Chief Financial Officer