Form 10-Q
period 2018-01-31
Arma Services Inc
filed 2018-12-10
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

5860 W. Azure Dr. Suite 140-928

Las Vegas, NV 89130

+17026599321

(Address and telephone number of principal executive offices)

1 | Page

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated fler, an accelerated fler, a non-accelerated fler, a smaller reporting company, or an emerging growth company. See the defnitions of “large accelerated fler,” “accelerated fler,” “smaller

(I.R.S. Employer Identifcation No.) (Zip Code)

reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Emerging Growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [x] No [ ]

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d)

of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confrmed by a court.

Yes [ ] No [ X ]

As of January 31, 2018 the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2018.

2 | Page

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets

ASSETS	January 31, 2018 (Unaudited)	October 31, 2017
Current Assets
Checking/Savings	$143	$201
Total Current Assets	143	201

Other Assets
Website Development (net of accumulated amortization of $250 and $0 respectively)	4,750	5,000
Total Assets	$4,893	$5,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficit)
Current Liabilities
Accounts Payable	$5,000	$5,000
Related party loan	5,992	5,992
Total Current Liabilities	10,992	10,992

Total Liabilities	10,992	10,992
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding	6,240	6,240
Additional paid in Capital	20,160	20,160
Accumulated deficit	(32,499)	(32,191)

Total Stockholders’ Equity (Deficit)	(6,099)	(5,791)

Total Liabilities and Stockholders’ Equity	$4,893	$5,201

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
REVENUES	$-	$-

OPEERATING EXPENSES
General and administrative expenses	58	17
Amortization Expense	250
Professional fees	-	569
TOTAL OPERATING EXPENSES	308	586

LOSS FROM OPERATIONS	(308)	(586)

NET LOSS	$(308)	$(586)

NET LOSS PER SHARE: BASIC AND DILLUTED	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE SHARES	6,240,000	5,090,850

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(308)	$(586)
Adjustment to reconcile net loss to net cash used in operating activities: Amortization Expense	250	-
Changes in operating assets and liabilities
Accrued Expenses	-	(6,931)
Net cash used in operating activities	(58)	(7,517)

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Capital stock issued for cash	-	18,200
Net cash flows provided by Financing Activities	-	18,200

Net Increase (Decrease) in Cash	(58)	10,683

Cash at the beginning of Period	201	4,295

Cash at the end of Period	$143	$14,978

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

 Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended October 31, 2017 filed on February 24, 2018 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-58 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2018 or 2017. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

7 | Page

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues during the three months ended January 31, 2018 and has an accumulated deficit of $32,499. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – RELATED PARTY LOANS

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

As of January 31, 2018, the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $5,992. The loan is non-interest bearing, due upon demand, and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of January 31, 2018 and October 31, 2017, the Company had 6,240,000 shares issued and outstanding.

NOTE 6- WEBSITE DEVELOPMENT

The Company has capitalized website development costs which is being amortized over an estimated useful life of 5 years.  Amortization expense for the three months ended January 31, 2018 and 2017 was $250 and $-0-, respectively.  Accumulated amortization at January 31, 2018 and October 31, 2017 was $250 and $-0-, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to January 31, 2018 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

8 | Page

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

Three Month Periods Ended January 31, 2018 and 2017

Our net loss for the three months periods ended January 31, 2018 was $308 and net loss for the three months period ending January 31, 2017 was $586. During the three month periods ended January 31, 2018 and 2017, we have not generated any revenue.

9 | Page

Liquidity and Capital Resources

Three Month Periods Ended January 31, 2018

As at January 31, 2018, our total assets were $4,893. Total assets were comprised of cash and capitalized website development cost.  As at January 31, 2018, our current liabilities were $10,992 as compared to $10,992 as of October 31, 2017. Stockholders’ deficit was $6,099 as of January 31, 2018 compared to a deficit of $5,791 as of October 31, 2017.

Cash Flows from Operating Activities

For the three months period ended January 31, 2018, net cash flows used in operating activities was $58.  For the three months period ended January 31, 2017, net cash used in operating activities was $7,517.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three month periods ended January 31, 2018 and 2017.

Cash Flows from Financing Activities

We have not generated cash flows from financing activities for the three months period ended January 31, 2018.  We generated cash flows from financing activities for the three months period ended January 31, 2017 of $18,200 from selling common stock for cash.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

10 | Page

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues during the three months ended January 31, 2018 and has an accumulated deficit of $32,499. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

11 | Page

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

12 | Page

Arma Services, Inc.
Dated: December 10, 2018	By: /s/ SERGEY GANDIN
SERGEY GANDIN , President and Chief Executive Officer and Chief Financial Officer

13 | Page