Form 10-Q
period 2018-04-30
Arma Services Inc
filed 2018-12-10
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Yes [ ] No [ X ]

Class	Outstanding as of April 30, 2018
Common Stock: $0.001	6,240,000

2 | Page

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets

ASSETS	April 30, 2018 (Unaudited)	October 31, 2017
Current Assets
Checking/Savings	$ 101	$ 201
Total Current Assets	101	201

Other Assets
Website Development (net of accumulated amortization of $500 and $0 respectively)	4,500	5,000
Total Assets	$ 4,601	$ 5,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 5,000	$ 5,000
Related Party loan	5,992	5,992
Total Current Liabilities	10,992	10,992

Total Liabilities	10,992	10,992
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding	6,240	6,240
Additional paid in Capital	20,160	20,160
Accumulated deficit	(32,791)	(32,191)

Total Stockholders’ Equity (Deficit)	(6,391)	(5,791)

Total Liabilities and Stockholders’ Equity	$ 4,601	$ 5,201

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended April 30, 2018	Three months ended April 30, 2017	Six months ended April 30, 2018	Six months Ended April 30, 2017
REVENUES
Revenue from Consulting Services	$ -	$ 9,900	$ -	$ 9,900

OPEERATING EXPENSES
Amortization expense	250	-	500	-
General and administrative expenses	42	17	100	34
Professional fees	-	15,890	-	16,459
TOTAL OPERATING EXPENSES	292	15,907	600	16,493

LOSS FROM OPERATIONS	(292)	(6,007)	(600)	(6,593)

NET LOSS	$ (292)	$ (6,007)	$ (600)	$ (6,593)

NET LOSS PER SHARE: BASIC AND DILLUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE SHARES	6,240,000	5,090,850	6,240,000	5,450,520

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2018	Six months ended April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (600)	$ (6,593)
Adjustment to reconcile net loss to net cash used in operating activities: Amortization Expense	500	-
Changes in operating assets and liabilities
Accrued Expenses	-	(6,931)
Net cash used in operating activities	(100)	(13,524)

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Capital stock issued for cash	-	18,200
Net cash flows provided by Financing Activities	-	18,200

Net Increase (Decrease) in Cash	(100)	4,676

Cash at the beginning of Period	201	4,295

Cash at the end of Period	$ 101	$ 8,971

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2018

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2018 or 2017. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

7 | Page

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had negative revenues during the three and six months ended April 30, 2018 and has an accumulated deficit of $32,791. The Company currently has no working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

As of April 30, 2018 and October 31, 2017 the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $5,992. The loan is non-interest bearing, due upon demand, and unsecured.

NOTE 5- WEBSITE DEVELOPMENT

The Company has capitalized website development costs which is being amortized over an estimated useful life of 5 years.  Amortization expense for the six months ended April 30, 2018 and 2017 was $500 and $-0-, respectively.  Accumulated amortization at April 30, 2018 and October 31, 2017 was $500 and $-0-, respectively.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of April 30, 2018 and October 31, 2017, the Company had 6,240,000 shares issued and outstanding.

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

8 | Page

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2018 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

9 | Page

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

Three and Six Month Periods Ended April 30, 2018 and 2017

Our net loss for the three month periods ended April 30, 2018 was $292 compared to a net loss of $6,007 for the three months ended April 30, 2017.  Our net loss for the six month period ended April 30, 2018 was $600 compared to a net loss of $6,593 for the six month period ended April 30, 2017. During the three and six month periods ended April 30, 2018 we have not generated any revenue.  During the three and six month periods ended April 30, 2017, we have generated revenues of $9,900 from Consulting Services and secured additional agreements with Informed Intercontinental, Corp. These generated revenues in amounts of $4,000 and $5,000 from organizing two exhibitions for the client in Moscow and Rostov on Don, Russian Federation. The Company has also earned $900 for hosting a corporate event, on a lesser scale, for Informed Intercontinental Corp in April 2017. The decrease in revenues is due to allocation of capital, time and effort in furtherance of our business. In line with our fully established business plan and plan of operations, the company management investigated numerous available marketing platforms within its industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

10 | Page

Liquidity and Capital Resources

Six Month Period Ended April 30, 2018

As at April 30, 2018, our total assets were $4,601 compared to $5,201 as of October 31, 2017. Total assets were comprised of cash and website development. The decrease in cash is due to bank fees. As at April 30, 2018 and October 31, 2017, our current liabilities were $10,992. Stockholders’ deficit was $6,391 as of April 30, 2018 compared to a deficit of $5,791 as of October 31, 2017.

Cash Flows from Operating Activities

For the six month period ended April 30, 2018, net cash flows used in operating activities was $(100). For the Six month period ended April 30, 2017, net cash flows used in operating activities was $(13,524).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six month periods ended April 30, 2018 and 2017.

Cash Flows from Financing Activities

We have not generated cash flows from financing activities for the six month period ended April 30, 2018.  For the six month period ended April 30, 2017, we have generated $18,200 of cash flows from financing activities from selling common stock for cash.

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

11 | Page

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues during the three and six months ended April 30, 2018 and has an accumulated deficit of $32,791. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

12 | Page

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

13 | Page

Arma Services, Inc.
Dated: December 10, 2018	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

14 | Page