Form 10-Q
period 2018-07-31
Arma Services Inc
filed 2018-12-10
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

17260 W. Azure Dr. Suite 140-928

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

Yes [ ] No [ X ]

As of July 31, 2018 the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2018.

2 | Page

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets

ASSETS	July 31, 2018 (Unaudited)	October 31, 2017
Current Assets
Checking/Savings	$ 29	$ 201
Total Current Assets	29	201

Other Assets
Website Development (net of accumulated amortization of $750 and $0 respectively)	4,250	5,000
Total Assets	$ 4,279	$ 5,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$ 5,000	$ 5,000
Related party loan	9,342	5,992
Accrued Expenses	1,650
Total Current Liabilities	15,992	10,992

Total Liabilities	15,992	10,992
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding	6,240	6,240
Additional paid in Capital	20,160	20,160
Accumulated deficit	(38,113)	(32,191)

Total Stockholders’ Equity (Deficit)	(11,713)	(5,791)

Total Liabilities and Stockholders’ Equity	$ 4,279	$ 5,201

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Nine months ended July 31, 2018	Nine months Ended July 31, 2017
REVENUES
Revenue from Consulting Services	$ -	$ -	$ -	$ 9,900

OPEERATING EXPENSES
General and administrative expenses	72	28	172	62
Accumulated Amortization	250	-	750	-
Professional fees	5,000	7,211	5,000	23,670
TOTAL OPERATING EXPENSES	5,322	7,239	5,922	23,732

LOSS FROM OPERATIONS	(5,322)	(7,239)	(5,922)	(13,832)

NET LOSS	$ (5,322)	$ (7,239)	$ (5,922)	$ (13,832)

NET LOSS PER SHARE: BASIC AND DILLUTED	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE SHARES	6,240,000	6,240,000	6,240,000	6,240,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2018	Nine months ended July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (5,922)	$ (13,832)
Adjustment to reconcile net loss to net cash used in operating activities: Amortization Expense	750	-
Changes in operating assets and liabilities
Accrued Expenses	1,650	(6,931)
Net cash used in operating activities	(3,522)	(20,763)

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Capital stock issued for cash	-	18,200
Related party loan	3,350	-
Net cash flows provided by Financing Activities	3,350	18,200

Net Increase (Decrease) in Cash	(172)	(2,563)

Cash at the beginning of Period	201	4,295

Cash at the end of Period	$ 29	$ 1,732

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2018

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2018 or 2017. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

7 | Page

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had negative revenues during the three and six months ended July 31, 2018 and has an accumulated deficit of $38,113. The Company currently has no working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

As of July 31, 2018, the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $9,342 compared to $5,992 as of October 31, 2017. The loan is non-interest bearing, due upon demand, and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of July 31, 2018, the Company had 6,240,000 shares issued and outstanding.

NOTE 6- WEBSITE DEVELOPMENT

The Company has capitalized website development costs which is being amortized over an estimated useful life of 5 years.  Amortization expense for the nine months ended July 31, 2018 and 2017 was $750 and $-0-, respectively.  Accumulated amortization at July 31, 2018 and October 31, 2017 was $750 and $-0-, respectively.

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

8 | Page

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to July 31, 2018 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

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

Three and Nine Month Periods Ended July 31, 2018 and 2017

Our net loss for the three month period ended July 31, 2018 was $5,322 compared to a net loss of $7,239 for the three month period ended July 31, 2017.  Our net loss for the nine month period ended July 31, 2018 was $15,922 compared to a net loss of $13,832 for the nine month period ended July 31, 2017. During the three and nine month periods ended July 31, 2018 and 2017 we have not generated any revenue. During the nine month periods ended July 31, 2018, we have not generated and revenue.  During the nine month period ended July 31, 2017 we have generated income from Consulting Services and secured additional agreements with Informed Intercontinental, Corp. These generated revenues in amounts of $4,000 and $5,000 from organizing two exhibitions for the client in Moscow and Rostov on Don, Russian Federation. The Company has also earned $900 for hosting a corporate event, on a lesser scale, for Informed Intercontinental Corp in April 2017. The decrease in revenues is due to allocation of capital, time and effort in

9 | Page

furtherance of our business. In line with our fully established business plan and plan of operations, company management has investigated numerous available marketing platforms within its industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

Liquidity and Capital Resources

Nine Months Period Ended July 31, 2018

As at July 31, 2018, our total assets were $4,279 compared to $5,201 as of October 31, 2017. Total assets were comprised of cash and website development. As at July 31, 2018 and October 31, 2017, our current liabilities were $15,992 and $10,992, respectively. Stockholders’ deficit was $11,713 as of July 31, 2018 compared to a deficit of $5,791 as of October 31, 2017.

Cash Flows from Operating Activities

For the nine month period ended July 31, 2018, net cash flows used in operating activities was $3,522. For the Nine month period ended July 31, 2017, net cash flows used in operating activities was $20,763.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine month periods ended July 31, 2018 and 2017.

Cash Flows from Financing Activities

For the nine month period ended July 31, 2018, we generated cash flows from financing activities of $3,350 from related party loans. We generated cash flows from financing activities for the nine month period ended July 31, 2017 of $18,200 from selling common stock for cash.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our

10 | Page

director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues during the three and six months ended July 31, 2018 and has an accumulated deficit of $38,113. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three-month period ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

11 | Page

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