Form 10-K
period 2018-10-31
Arma Services Inc
filed 2020-08-18
CIK 1625285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

As of August 18, 2020 the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 18, 2020.

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

MARKETING

Our marketing strategy may include several components:

1.	Participation in international exhibitions – IMEX Frankfurt, IMEX America, IEBTM World Barcelona, CIBTM China, MITT Moscow.

2.	Website development and its further promotion on the Internet by means of SEO, as well as active use of context advertising of Google Adwords, Yandex Direct, Baidu PPC.

3.	Active sales – “cold calls” to potential customers.

4.	E-mail distribution.

5.	Participation in professional associations – GBTA Russian Federation, ADME International Association of Destination Management Executives, ICCA-the International Congress and Convention Association.

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

As of October 31, 2018, no shares of our common stock have traded.

Number of Holders

As of October 31, 2018, the 6,240,000 issued and outstanding shares of common stock were held by our majority shareholder Ruslan Mishin and the rest of our minority shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2018 and 2017.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED OCTOBER 31, 2018 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2017.

Our net loss for the fiscal year ended October 31, 2018 is $10,215 compared to a net loss of $15,363 during the fiscal year ended October 31, 2017. During fiscal year ended October 31, 2018, the Company has generated $0 in revenue, compare to $9,900 in the year ended October 31, 2017.

During the fiscal year ended October 31, 2018, we incurred professional fees of $5,000 and bank service charges of $185 compared to professional fees of $25,170 and service charge of $93 incurred during fiscal year ended October 31, 2017.

The weighted average number of shares outstanding was 6,240,000 for the fiscal year ended October 31, 2018 and 6,131,397 for October 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2018 AND 2017

As of October 31, 2018, our total assets were $(13) comprised of cash and cash equivalents; our total liabilities were $15,993 comprised of loan from our director $9,343, Accounts payables $5,000 and accrued expenses $1,650.

As of October 31, 2017, our total assets were $5,201 and our total liabilities were $10,992 comprised of loan from our director $5,992 and accounts payable $5,000.  Stockholders’ equity (deficit) decreased from $(5,791) as of October 31, 2017 to $(16,006) as of October 31, 2018.

Cash Flows from Operating Activities

For the fiscal year ended October 31, 2018, net cash flows used in operating activities were $(3,565) consisting of net loss of $(10,215), accumulated amortization of $5,000 and accrued expenses of $1,650. For the fiscal year ended October 31, 2017, net cash flows used in operating activities were $(17,294) consisting of net loss of $(15,363), accounts payable of $5,000 and accrued expenses of $(6,931).

Cash Flows Provided by Investing Activities

For the fiscal year ended October 31, 2018, net cash flows used in investing activities were $0 invested in developing a website for the Company. For the fiscal year ended October 31, 2017, net cash flows used in investing activities were $(5,000) invested in developing a website for the Company.

Cash Flows from Financing Activities

For the fiscal year ended October 31, 2018, net cash from financing activities was $3,350 consisting of director’s loan. For the fiscal year ended October 31, 2017, net cash from financing activities was $18,200 consisting of proceeds received from issuance of shares.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' reports accompanying our October 31, 2018 and October 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Arma Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Arma Services Inc. ("the Company") as of October 31, 2018, and the related statement of operations, stockholders' equity, and cash flows, and the related notes (collectively referred to as the "financial statements"). In our opinion, the 2018 financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of October 31, 2017, were audited by other auditors whose report dated August 07, 2018, expressed an unqualified opinion on those statements.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses and has not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for Plot 1-H, First Floor, Alkher Arcade, Abu Bakar Market G – 11/1, Islamabad - Pakistan T: +92 (51) 2308271-2 F: +92 (51) 2700908 E: info@thezmk.com W: thezmk.com

ZMK/ARIC/Audi/20/1539

Zia Masood Kiani & Co.

CHARTERED ACCOUNTANTS

the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co. (Chartered Accountants)

We have served as the Company's auditor since 2020. Islamabad, Pakistan Date: August 13, 2020

ARMA SERVICES, INC.

Balance Sheets as of October 31, 2018 and 2017 (Audited)

ASSETS	October 31, 2018	October 31, 2017
Current Assets
Cash and cash equivalents	$ (13)	$ 201
Total Current Assets	(13)	201

Other Assets
Website development	-	5,000
Total Assets	$ (13)	$ 5,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$ 5,000	$ 5,000
Accrued expenses	1,650	-
Loan from director	9,343	5,992

Total Liabilities	$ 15,993	$ 10,992
Commitments and Contingencies
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, Issued and outstanding for both periods 6,240,000.	6,240	6,240
Additional paid in capital	20,160	20,160
Accumulated deficit	(42,406)	(32,191)
Total Stockholders’ Deficit	(16,006)	(5,791)

Total Liabilities and Stockholders’ Deficit	$ (13)	$ 5,201

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statements of Operations for the years ended

October 31, 2018 and 2017 (Audited)

	Year ended October 31, 2018	Year ended October 31, 2017

REVENUES	$ -	$ 9,900

OPERATING EXPENSES
Professional Fees	5,000	25,170
Bank Service Charges	185	93
Accumulated Amortization	5,000	-
Computer and Internet Expenses	30	-
TOTAL OPERATING EXPENSES	10,215	25,263
NET LOSS FROM OPERATIONS	(10,215)	(15,363)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$ (10,215)	$ (15,363)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,240,000	6,131,397

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statement of Stockhder’s Deficit

For the Years Ended October 31, 2018 and 2017 (Audited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, October 31, 2016	$4,420,000	$ 4,420	$ 3,780	$ (16,828)	$ (8,628)

Shares issued for cash at $0.01 per share as of October 31, 2017	1,820,000	1,820	16,380	-	18,200

Net loss for the year ended October 31, 2017	-	-	-	(15,363)	(15,363)

Balance, October 31, 2017	6,240,000	$ 6,240	$ 20,160	$ (32,191)	$ (5,791)

Adjustment with respect to prior year
Net loss for the year ended October 31, 2018	-	-	-	(10,215)	(10,215)

Balance, October 31, 2018	6,240,000	$ 6,240	$ 20,160	$ (42,406)	$ (16,006)

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statement of Cash Flows for the Years Ended

October 31, 2018 and 2017 (Audited)

	Year ended October 31, 2018	Year ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (10,215)	$ (15,363)
Adjustment for non- cash item;
Accumulated Amortization	5,000
Changes in assets and liabilities:
Accounts Payable	-	5,000
Increase (decrease) in accrued expenses	1,650	(6,931)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES	(3,565)	(17,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Website Development	-	(5,000)
CASH USED IN INVESTING ACTIVITIES	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	18,200
Loan from director	3,350	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,350	18,200

NET INCREASE (DECREASE) IN CASH	(214)	(4,094)
Cash, beginning of period	201	4,295

Cash, end of period	$ (13)	$ 201

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

ARMA SERVICES, INC.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2018 and 2017 (Audited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $(13) of cash as of October 31, 2018 and $201 of cash as of October 31, 2017.

Fair Value of Financial Instruments

ASC topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

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

The Company will recognize revenue in accordance with ASC topic 606 “Revenue from Contracts with Customers”. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2019 and 2018.  In loss years common stock equivalents would not be included as they would be anti-dilutive.

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

As of October 31, 2018, the Company had a loan outstanding with the Company’s sole director Mr. Sergey Gandin in the amount of $9,343. As of October 31, 2017, the Company had a loan outstanding with the Company’s sole director Mr. Sergey Gandin in the amount of $5,992. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had limited revenues as of October 31, 2018. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  This raises substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.  As of October 31, 2018 and 2017, the Company had 6,240,000 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2018 the Company had a non-interest bearing loan payable to its sole director in the amount of $9,343. As of October 31, 2017, the Company had a non-interest bearing loan payable to its sole director in the amount of $5,992.

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

NOTE 8 – INCOME TAXES

As of October 31, 2018, the Company had net operating loss carry forwards of approximately $42,406 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2018	October 31, 2017
Federal income tax benefit attributable to:
Current Operations	$ 2,145	$ 3,226
Less: valuation allowance	(2,145)	(3,226)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2018	October 31, 2017
Deferred tax asset attributable to:
Net operating loss carryover	$ 8,905	$ 6,760
Less: valuation allowance	(8,905)	(6,760)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $42,406 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2018 and to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Director and management stay informed about COVID-19 developments generally and ensure it has access to information related to a company’s response to the crisis and how the specific impact on the company is developing as the crisis extends.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate segregation of duties and cash controls – As of October 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at October 31, 2018, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position
SERGEY GANDIN Tashkentskaya 14/4, Unit 98 Moskow Russian Federation 109444	34	President, Treasurer and Director

Biographical Information and Background of our officer and director

Sergey Gandin, Director, President, CEO and CFO

Schooling, experience and qualifications of our director Sergey Gandin in a position of manager or supervisor, in the past ten years, and organizing business in number of companies, brought us to conclusion that he is qualified for the position for a director of our company.

2000-2002 - Higher Education at Rostov Economical University – Tourism and Hospitality.

2012-to date - LLC “Proekta”, General Manager- Company management, recruitment, sales development and personal control over key clients handling, participation in industry events. Control and presence at major projects. Control over accounting, payments and debt. Interaction with all departments of the company.

2010-2012 - LLC “Jtb”, Business Development manager - development of company, attraction of new customers and development of relationship with existing ones. Optimization of internal processes in the company, the introduction of project management systems. Control over the sales department. Presentation of the company at public events. Maintenance and implementation of large projects. Participation in tenders, preparation of documentation and commercial proposals.

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

SIGNIFICANT EMPLOYEES

We have no employees. Our President, Sergey Gandin, who currently devotes approximately thirty hours per week to company matters.

Item 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President from inception on September 2, 2014 until October 31, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Sergey Gandin, President, Treasurer	September 2, 2014 to October 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2018 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ruslan Mishin Vilkina st. 15-5 Vakhrushevo, Ukraine 94560	4,000,000 shares of common stock	64%

The percent of class is based on 6,240,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended October 31, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2018 and for the fiscal year ended October 31, 2017 for professional services rendered by the principal accountants Haynie & Company and Pritchett, Siter & Hardy P.C for the audits of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2018 $	October 31, 2017 $
Audit Fees	5,000	4,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	120
Total	5,000	4,120

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

ARMA SERVICES, INC.
Dated: August 18, 2020	By: /s/ Sergey Gandin
Sergey Gandin, President and Chief Executive Officer and Chief Financial Officer