Form 10-Q
period 2019-01-31
Arma Services Inc
filed 2020-09-02
CIK 1625285

Mark One

10-Q

O SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2019

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-229638

Arma Services Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8744 (Primary Standard Industrial Classification Number)	EIN 32-0449388 (IRS Employer Identification Number)

4560 W. Azure dr. suite 140-928

Las Vegas, NV 89130

+17026599321

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ]   No[ X ]

NO

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Yes [ ]   No[ X ] NO

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer Yes [   ] Smaller reporting company Yes [X] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). NO

Class	Outstanding as of January 31, 2019
Common Stock: $0.0001	6,240,000

1 | Page

ARMA SERVICES, INC.

       Condensed Balance Sheets

	January 31, 2019 (Unaudited)	October 31, 2018 (Audited)
ASSETS

Checking/Savings	2,657	(13)
Total Assets	$ 2,657	$ (13)
LIABILITIES

Accounts Payable	$ 5,000	$ 5,000
Director loan	13,043	9,343
Accrued Expenses	1,650	1,650
Total current liabilities	19,693	15,993
Common stock, $0.0001 par value, 75,000,000 shares authorized; 6,240,000 shares issued and outstanding	6,240	6,240
Additional paid-in-capital	20,160	20,160
Accumulated deficit	(43,436)	(42,406)
Total Stockholders’ Equity	(17,036)	(16,006)

Total Liabilities and Stockholders’ Equity	$ 2,657	$ (13)

The accompanying notes are an integral part of these financial statements.

2 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

                                                                                    (Unaudited)

	For the three months ended January 31, 2019	For the three months ended January 31, 2018

Revenue	-	-

General and administrative expenses	1,030	308

Net income (loss) from operations	(1,030)	(308)
Income (Loss) before taxes	(1,030)	(308)

Provision for taxes
	-	-
Net income (loss)	(1,030)	(308)

Loss per common share:, Basic and Diluted	$ (0.00)	$ (0.00)

3 | Page

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,240,000	6,240,000

The accompanying notes are an integral part of these financial statements

4 | Page

STATEMENT OF CASH FLOWS

	For the three months ended January 31, 2019	For the three months ended June 30, 2018
Operating Activities
Net income (loss)	$ (1,030)	$ (308)
Accrued Expenses	-	-
Accounts Payable – Related party as per consulting agreement	-	-
Depreciation and Amortization	-	250
Net cash provided operating activities	$ (1,030)	$ (58)
Financing Activities
Director loan	$ 3,700	$ -
Capital Stock	3,700	-
Net cash provided by financing activities	$ 3,700	$ -

Net increase in cash and equivalents	2,670	(58)
Cash and equivalents at beginning of the period	(13)	(201)
Cash and equivalents at end of the period	2,657	143

The accompanying notes are an integral part of these financial statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Arma Services Inc. (referred as the “Company”, “we”, “our”) was incorporated in the State of Nevada and established on September 2, 2014. Arma Services Inc. is a Destination Management Company (“DMC”), which aims to provide a full range of services in the field of Meeting, Incentive, Conference, and Exhibition (“MICE”) tourism in Russia for corporate customers from United States, China and internal Russian clients. We plan to create a variety of events for domestic and foreign companies, including; industry conferences and business meetings, dealer conferences for producers, motivational and incentive arrangements for key employees, and to organize participation in exhibitions and forums.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues during the three months ended January 31, 2019 and has an accumulated deficit of $43,436. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

5 | Page

The Company’s year-end is October 31.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Cash and Cash Equivalents

The Company has $2,657 cash as of January 31, 2019.

Property, Plant and Equipment

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The estimated useful lives as follows:

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We evaluate the recoverability of our long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Basic Income (Loss) Per Share

6 | Page

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

6,240,00 shares of common stock issued and outstanding as of January 31, 2019 .

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

Note 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to January 31, 2019 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

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

7 | Page