Form 10-Q/A
period 2019-01-31
Arma Services Inc
filed 2020-09-02
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Emerging Growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]

As of January 31, 2019, the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2019.

2 | Page

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets

ASSETS	January 31, 2019 (Unaudited)	October 31, 2018 (Audited)
Assets
Checking/Savings	$2,657	$(13)
Total Assets	$2,657	$(13)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,000	$5,000
Loan from director	13,043	9,343
Accrued expenses	1,650	1,650
Total Current Liabilities	19,693	15,993
Total Liabilities	19,693	15,993

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding	6,240	6,240
Additional paid in Capital	20,160	20,160
Accumulated deficit	(43,436)	(42,406)

Total Stockholders’ Equity (Deficit)	(17,036)	(16,006)

Total Liabilities and Stockholders’ Equity	$2,657	$(13)

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended January 31, 2019	Three months ended January 31, 2018
REVENUES	$-	$-

OPEERATING EXPENSES
Amortization Expense	-	250
Audit Fees	-	-
General and administrative expenses	58	58
Professional fees	972	-
TOTAL OPERATING EXPENSES	1,030	308

LOSS FROM OPERATIONS	(1,030)	(308)

NET LOSS	$(1,030)	$(308)

NET LOSS PER SHARE: BASIC AND DILLUTED	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE SHARES	6,240,000	6,240,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2019	Three months ended January 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,030)	$(308)
Changes in operating assets and liabilities
Accounts payable	-	-
Amortization expense	-	250
Net cash used in operating activities	(1,030)	(58)

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Director's loan	3,700	-
Net cash flows provided by Financing Activities	3,700	-

Net Increase (Decrease) in Cash	2,670	(58)

Cash at the beginning of Period	(13)	201

Cash at the end of Period	$2,657	$143

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2019

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended October 31, 2018 filed and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

7 | Page

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2019 or 2018. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

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

As of January 31, 2019, the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $13,043. The loan is non-interest bearing, due upon demand, and unsecured.

8 | Page

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of January 31, 2019, and October 31, 2018, the Company had 6,240,000 shares issued and outstanding.

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

9 | Page

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

Three-Month Period Ended January 31, 2019 and 2018

Our net loss for the three-month period ended January 31, 2019 was $1,030 and net loss for the three months ending January 31, 2018 was $308. During the three-month period ended January 31, 2019 and 2018, we have not generated any revenue.

The weighted average number of shares outstanding was 6,240,000 for the three months ended January 31, 2019.

The weighted average number of shares outstanding was 6,240,000 for the three months ended January 31, 2018.

Liquidity and Capital Resources

Three Months Ended January 31, 2019

As at January 31, 2019, our total assets were $2,657. Total assets were comprised of cash and cash equivalents.  As at January 31, 2019, our total liabilities were $19,693. Stockholders’ deficit was $17,036 as of January 31, 2019 compared to a deficit of $16,006 as of October 31, 2018.

Cash Flows from Operating Activities

For the three-month period ended January 31, 2019, net cash flows used in operating activities was $1,030. For the three months ended January 31, 2018, net cash used in operating activities was $58.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three-month period ended January 31, 2019 and 2018.

Cash Flows from Financing Activities

For the three months ended January 31, 2019 net cash flows from financing activities was $3,700.  We have not generated cash flows from financing activities for the three-month period ended January 31, 2018.

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

10 | Page

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

11 | Page

disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

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

Arma Services, Inc.
Dated: September 2, 2020	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

13 | Page