Form 10-Q
period 2019-04-30
Arma Services Inc
filed 2020-09-03
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Emerging Growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [x] No [  ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ X ]

Class	Outstanding as of April 30, 2019
Common Stock: $0.001	6,240,000

2 | Page

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets

ASSETS	April 30, 2019 (Unaudited)	October 31, 2018 (Audited)
Assets
Checking/Savings	$15	$(13)
Total Assets	$15	$(13)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,000	$5,000
Loan from director	13,043	9,343
Accrued expenses	1,650	1,650
Total Current Liabilities	21,693	15,993
Total Liabilities	21,693	15,993

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding	6,240	6,240
Additional paid in Capital	20,160	20,160
Accumulated deficit	(48,078)	(42,406)

Total Stockholders’ Equity (Deficit)	(21,678)	(16,006)

Total Liabilities and Stockholders’ Equity	$15	$(13)

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended April 30, 2019	Three months ended April 30, 2018	Six months ended April 30, 2019	Six months Ended April 30, 2018
REVENUES
Revenue from Consulting Services	$-	$-	$-	$-

OPEERATING EXPENSES
Amortization expense	-	250	-	500
Audit Fees	4,000	-	4,000	-
General and administrative expenses	42	42	100	100
Professional fees	600	-	1,572	-
TOTAL OPERATING EXPENSES	4,642	292	5,672	600

LOSS FROM OPERATIONS	(4,642)	(292)	(5,672)	(600)

NET LOSS	$(4,642)	$(292	$(5,672)	$(600)

NET LOSS PER SHARE: BASIC AND DILLUTED	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE SHARES	6,240,000	6,240,000	6,240,000	6,240,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2019	Six months ended April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,672)	$(600)
Changes in operating assets and liabilities
Accounts payable	2,000	-
Amortization expense	-	500
Net cash used in operating activities	(3,672)	(100)

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Director's loan	3,700	-
Net cash flows provided by Financing Activities	3,700	-

Net Increase (Decrease) in Cash	28	(100)

Cash at the beginning of Period	(13)	201

Cash at the end of Period	$15	$101

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2019

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2019 or 2018. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had negative revenues during the three and six months ended April 30, 2019 and has an accumulated deficit of $48,078. The Company currently has no working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

As of April 30, 2019, the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $13,043. The loan is non-interest bearing, due upon demand, and unsecured.

8 | Page

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of April 30, 2019, and October 31, 2018, the Company had 6,240,000 shares issued and outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2019 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

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

Three and Six Month Periods Ended April 30, 2019 and 2018

Our net loss for the three-month period ended April 30, 2019 was $4,642 compared to a net loss of $292 for the three months ended April 30, 2018.  Our net loss for the six-month period ended April 30, 2019 was $5,672 compared to a net loss of $600 for the six-month period ended April 30, 2018. During the three and six month periods ended April 30, 2019 and 2018 we have not generated any revenue. In line with our fully established business plan and plan of operations, the company management investigated numerous available marketing platforms within its industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

Liquidity and Capital Resources

Six Month Period Ended April 30, 2019

As at April 30, 2019, our total assets were $15 compared to $(13) as of October 31, 2018. Total assets were comprised of cash. As of April 30, 2019, our liabilities were $21,693 compared to $15,993 as of October 31, 2018. Stockholders’ deficit was $21,678 as of April 30, 2019 compared to a deficit of $16,006 as of October 31, 2018.

Cash Flows from Operating Activities

For the six-month period ended April 30, 2019, net cash flows used in operating activities was $(3,672). For the six-month period ended April 30, 2018, net cash flows used in operating activities was $(100).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six-month period ended April 30, 2019 and 2018.

Cash Flows from Financing Activities

For the six-month period ended April 30, 2019, we have generated $3,700 of cash flows from financing activities. We have not generated cash flows from financing activities for the six-month period ended April 30, 2019.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

10 | Page

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues during the three and six months ended April 30, 2019 and has an accumulated deficit of $48,078. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

11 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Arma Services, Inc.
Dated: September 3, 2020	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

13 | Page