Form 10-Q
period 2020-01-31
Arma Services Inc
filed 2021-02-23
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

As of January 31, 2020, the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2020.

2 | Page

3 | Page

ARMA SERVICES, INC.

Condensed Balance Sheets

ASSETS	January 31, 2020 (Unaudited)	October 31, 2019 (Audited)
Assets
Checking/Savings	$-	$32
Total Assets	$-	$32

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,000	$12,000
Bank indebtedness	10	-
Loan from director	9,893	9,893
Total Current Liabilities	21,893	21,893
Total Liabilities	21,903	21,893

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding	6,240	6,240
Additional paid in Capital	20,160	20,160
Accumulated deficit	(48,303)	(48,261)

Total Stockholders’ Equity (Deficit)	(21,903)	(21,861)

Total Liabilities and Stockholders’ Equity	$-	$32

See accompanying notes to condensed unaudited financial statements.

4 | Page

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended January 31, 2020	Three months ended January 31, 2019
REVENUES	$-	$-

OPEERATING EXPENSES
General and administrative expenses	42	58
Professional fees		972
TOTAL OPERATING EXPENSES	42	1,030

LOSS FROM OPERATIONS	(42)	(1,030)

NET LOSS	$(42)	$(1,030)

NET LOSS PER SHARE: BASIC AND DILLUTED	$(0.00)*	$(0.00)*
WEIGHTED AVERAGE SHARES	6,240,000	6,240,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

5 | Page

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2020	Three months ended January 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(42)	$(1,030)
Changes in operating assets and liabilities
Bank indebtedness	10	-
Net cash used in operating activities	(32)	(1,030)

CASH FLOWS PROVIDED BY FINANCIING ACTIVITIES
Director's loan	-	3,700
Net cash flows provided by Financing Activities	-	3,700

Net Increase (Decrease) in Cash	(32)	2,670

Cash at the beginning of Period	32	(13)

Cash at the end of Period	$-	$2,657

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

6 | Page

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 31, 2020

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements in the Company's Form 10-K for the year ended October 31, 2019 filed on January 21, 2021 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2020 or 2019. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues during the three months ended January 31, 2020 and has an accumulated deficit of $48,303. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

As of January 31, 2020, the Company had a loan outstanding with the Company’s sole director, Mr. Sergey Gandin in the amount of $9,893. The loan is non-interest bearing, due upon demand, and unsecured.

8 | Page

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of January 31, 2020, and October 31, 2019, the Company had 6,240,000 shares issued and outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to January 31, 2020 to the date these financial statements were issued and concluded there are no material subsequent events to disclose in these financial statements.

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

Three-Month Period Ended January 31, 2020 and 2019

Our net loss for the three-month period ended January 31, 2020 was $42 and net loss for the three months ending January 31, 2019 was $1,030. During the three-month period ended January 31, 2020 and 2019, we have not generated any revenue.

The weighted average number of shares outstanding was 6,240,000 for the three months ended January 31, 2020.

The weighted average number of shares outstanding was 6,240,000 for the three months ended January 31, 2019.

Liquidity and Capital Resources

Three Months Ended January 31, 2020

As at January 31, 2020, our total assets were $0. As at January 31, 2020, our total liabilities were $21,903. Stockholders’ deficit was $21,903 as of January 31, 2020 compared to a deficit of $21,861 as of October 31, 2019.

Cash Flows from Operating Activities

For the three-month period ended January 31, 2020, net cash flows used in operating activities was $32. For the three months ended January 31, 2019, net cash used in operating activities was $1,030.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three-month period ended January 31, 2020 and 2019.

Cash Flows from Financing Activities

For the three months ended January 31, 2020 net cash flows from financing activities was $0. For the three months ended January 31, 2019 net cash flows from financing activities was $3,700.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company had no revenues during the three months ended January 31, 2020 and has an accumulated deficit of $48,303. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Arma Services, Inc.
Dated: February 23, 2021	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

13 | Page