Form 10-K
period 2020-10-31
Arma Services Inc
filed 2021-05-14
CIK 1625285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

As of May 13, 2021 the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 13, 2021.

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

As of October 31, 2020, no shares of our common stock have traded.

Number of Holders

As of October 31, 2020, issued and outstanding shares of our common stock of 6,240,000 were held by 28 number of shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2020 and 2019.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED OCTOBER 31, 2020 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2019.

Our net loss for the fiscal year ended October 31, 2020 is $6,092 compared to a net loss of $5,855 during the fiscal year ended October 31, 2019. During fiscal years ended October 31, 2020 and 2019 the Company has generated $0 in revenue.

During the fiscal year ended October 31, 2020, we incurred professional fees of $5,964 and bank service charges of $128 compared to professional fees of $5,639 and bank service charges of $216 incurred during fiscal year ended October 31, 2019.

The weighted average number of shares outstanding was 6,240,000 for the fiscal year ended October 31, 2020 and 6,240,000 for October 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2020 AND 2019

As of October 31, 2020, our total assets were $0; our total liabilities were $27,593 comprised of loan from our director of $16,568 and accounts payable of $11,385.

As of October 31, 2019, our total assets were $32 comprised of cash and cash equivalents; our total liabilities were $21,893 comprised of loan from our director of $9,893 and accounts payable of $12,000.

Cash Flows from Operating Activities

For the fiscal year ended October 31, 2020, net cash flows used in operating activities were $(6,707) consisting of net loss of $(6,092) and account payable of $(615). For the fiscal year ended October 31, 2019, net cash flows used in operating activities were $(3,855) consisting of net loss of $(5,855) and accounts payable of $2,000.

Cash Flows Provided by Investing Activities

For the fiscal years ended October 31, 2020 and 2019, net cash flows used in investing activities were $0.

Cash Flows from Financing Activities

For the fiscal year ended October 31, 2020, net cash from financing activities was $6,675 consisting of director’s loan. For the fiscal year ended October 31, 2019, net cash from financing activities was $3,900 consisting of director’s loan.

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

GOING CONCERN

The independent auditors' reports accompanying our October 31, 2020 and 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Arma Services Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Arma Services Inc. ("the Company") as of October 31, 2020 & October 31, 2019, the related statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended October 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses and had not yet established a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters were also not described in the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

ZMK/ARIC/21/AUD10033/050621

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Zia Masood Kiani & Co.

Zia Masood Kiani & Co.

(Chartered Accountants)

We have served as the Company's auditor since 2020.

Islamabad, Pakistan

Date: May 06, 2021

ZMK/ARIC/21/AUD10033/050621

ARMA SERVICES, INC.

Balance Sheets (Audited)

As of October 31, 2020, and 2019

ASSETS	October 31, 2020	October 31, 2019
Current Assets
Cash and cash equivalents	$ -	$ 32
Total Current Assets	$ -	$ 32

Total Assets	$ -	$ 32

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	11,385	12,000
Loan from director	16,568	9,893
	$ 27,953	$ 21,893

Total Liabilities	$ 27,953	$ 21,893
Commitments and Contingencies	$ -	$ -
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding at October 31, 2020 and 2019:	6,240	6,240
Additional paid in capital	20,160	20,160
Accumulated deficit	(54,353)	(48,261)
Total Stockholders’ Equity	(27,953)	(21,861)

Total Liabilities and Stockholders’ Equity	$ -	$ 32

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statements of Operations (Audited)

For the years ended October 31, 2020 and 2019

	Year ended October 31, 2020	Year ended October 31, 2019

REVENUES	$-	$-

OPERATING EXPENSES
Professional Fees	5,964	5,639
Bank Service Charges	128	216
TOTAL OPERATING EXPENSES	6,092	5,855
NET LOSS FROM OPERATIONS	(6,092)	(5,855)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(6,092)	$(5,855)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,240,000	6,240,000

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statement of Stockholder’s Equity (Audited)

For the Years Ended October 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, October 31, 2018	6,240,000	$ 6,240	$ 20,160	$ (42,406)	$ (16,006)

Net loss for the year ended October 31, 2019	-	-	-	(5,855)	(5,855)

Balance, October 31, 2019	6,240,000	$ 6,240	$ 20,160	$ (48,261)	$ (21,861)

Net loss for the year ended October 31, 2020	-	-	-	(6,092)	(6,092)

Balance, October 31, 2020	6,240,000	$ 6,240	$ 20,160	$ (54,353)	$ (27,953)

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Statement of Cash Flows (Audited)

For the Years Ended October 31, 2020 and 2019

	Year ended October 31, 2020	Year ended October 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(6,092)	$(5,855)
Adjustment for non-cash item:
	-	-
Changes in assets and liabilities:
Accounts payable	(615)	2,000
Increase (decrease) in accrued expenses	-	(13)
Cash flows provided by/ (used in) operating activities	$(6,707)	$(3,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flows provided by/ (used in) investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	6,675	3,900
Cash flows provided by/ (used in) financing activities	$6,675	$3,900

NET INCREASE (DECREASE) IN CASH	(32)	32
Cash, beginning of period	32	-

Cash, end of period	$-	$32

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

ARMA SERVICES, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

October 31, 2020 and 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of October 31, 2020.

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

The carrying value of accounts payable and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2020 and 2019.  In loss years common stock equivalents would not be included as they would be anti-dilutive.

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

As of October 31, 2020, the Company had a loan outstanding with the Company’s sole director Mr. Sergey Gandin in the amount of $16,568. As of October 31, 2019, the Company had a loan outstanding with the Company’s sole director Mr. Sergey Gandin in the amount of $9,893. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no any revenues as of October 31, 2020. The Company currently has a working capital deficit, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern.

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

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of October 31, 2020 and 2019, the Company had 6,240,000 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of October 31, 2020, the Company had a non-interest bearing loan payable to its sole director in the amount of $16,568. As of October 31, 2019, the Company had a non-interest bearing loan payable to its sole director in the amount of $9,893.

The Company’s officers and director provide services and office space to the Company without compensation. The Company has entered into vendor agreements with Proekta LLC and Gazetny LLC, which are entities related to officers of the Company. During the year, company had not transacted any business with the related entities.

NOTE 7 – RECLASSIFICATION

During the year ended 2019, the Company identified that in the year of 2018, liability of USD 3,500 wrongly classified as Loan from Director instead of Accounts Payable. Similarly, USD 1,650 had been wrongly classified as Accrued expense instead of Accounts Payable.

Identified errors have been rectified by reclassifying year 2019 balances. Effect of reclassification on each line item in the financial statements is given below;

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

NOTE 9 – INCOME TAXES

As of October 31, 2020, the Company had net operating loss carry forwards of approximately $54,353 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. The provision for Federal income tax consists of the following:

	October 31, 2020	October 31, 2019
Federal income tax benefit attributable to:
Current Operations	$1,279	$1,230
Less: valuation allowance	(1,279)	(1,230)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2020	October 31, 2019
Deferred tax asset attributable to:
Net operating loss carryover	$11,414	10,134
Less: valuation allowance	(11,414)	(10,134)
Net deferred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $54,353 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2020 till May 06, 2021, date these financial statements were issued, and has determined that it does not have any subsequent event to disclose in these financial statements except as follow.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2020, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate segregation of duties and cash controls – As of October 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at October 31, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2020, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position
SERGEY GANDIN Tashkentskaya 14/4, Unit 98 Moskow Russian Federation 109444 Ruslan Mishin Vilkina st. 15-5 Vakhrushevo, Ukraine 94560	35 34	President, Treasurer and Director Secretary

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

2002-2004 – Higher Education Information technologies at Lugansk State University

2004-2008 LLC Voryag Trading company, working as Sales manager – processing of the incoming flow of customers, attraction of new customers, preparation of commercial offers. Execution of contracts, accounting documents. Coordination with other departments of the company. Participation in trade fairs and exhibitions.

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

Item 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary (collectively, the “Named Executive Officers”) from inception on September 2, 2014 until October 31, 2020:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Sergey Gandin, President, Treasurer	September 2, 2014 to October 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ruslan Mishin Secretary	September 2, 2014 to October 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2020, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2020 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

During the year ended October 31, 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2020 and for the fiscal year ended October 31, 2019, for professional services rendered by the principal accountants Zia Masood Kiani & Co. and Pinnacle Accountancy Group of Utah CPA for the audits of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2020 $	October 31, 2019 $
Audit Fees	2,960	4,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	2,960	4,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

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

ARMA SERVICES, INC.
Dated: May 13, 2021	By: /s/ Sergey Gandin
Sergey Gandin, President and Chief Executive Officer and Chief Financial Officer