Form 10-Q/A
period 2017-01-31
Arma Services Inc
filed 2021-09-21
CIK 1625285

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A-1

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

EXPLANATORY NOTE

The sole purpose of the amendment #1 to the form 10-Q is to correct the unintentional mistake and indicate by checkmark that the registrant is a shell company. In other sections of the report no other changes have been made to the body of the 10-Q, or exhibits 31.1, 32.1.

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

Arma Services, Inc.
Dated: September 21, 2021	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

12 | Page