Form 10-Q/A
period 2017-04-30
Arma Services Inc
filed 2021-09-21
CIK 1625285

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

EXPLANATORY NOTE

The sole purpose of the amendment #1 to the form 10Q is to correct the unintentional mistake and indicate by checkmark that the registrant is a shell company.  In other sections of the report no other changes  have been made to the body of the 10-Q, or exhibits 31.1, 32.1.

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