Form 10-K/A
period 2017-10-31
Arma Services Inc
filed 2021-09-21
CIK 1625285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

Emerging Growth company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X ] No [  ]

EXPLANATORY NOTE

The sole purpose of the amendment #1 to the form 10-K is to correct the unintentional mistake and indicate by checkmark that the registrant is a shell company. In other sections of the report no other changes have been made to the body of the 10-K, or exhibits 31.1, 32.1.

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