Form 10-Q/A
period 2019-07-31
Arma Services Inc
filed 2021-09-23
CIK 1625285

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

The sole purpose of the amendment #1 to the form 10-Q (July 31, 2019) is to correct the unintentional mistake and indicate by checkmark that the registrant is a shell company. In other sections of the report no other changes have been made to the body of the 10-Q (July 31, 2019), or exhibits 31.1, 32.1.

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

Arma Services, Inc.
Dated: September 22, 2020	By: /s/ SERGEY GANDIN
SERGEY GANDIN, President and Chief Executive Officer and Chief Financial Officer

13 | Page