Form 10-K/A
period 2019-10-31
Arma Services Inc
filed 2021-09-23
CIK 1625285

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

EXPLANATORY NOTE

The sole purpose of the amendment #1 to the form 10-K (October 31, 2019) is to correct the unintentional mistake and indicate by checkmark that the registrant is a shell company. In other sections of the report no other changes have been made to the body of the 10-K (October 31, 2019), or exhibits 31.1, 32.1.

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