Form 10-Q
period 2022-04-30
Arma Services Inc
filed 2022-05-23
CIK 1625285

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

657315-8312

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of April 30, 2022, the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 30, 2022.

PART I

Item 1. Financial Statements (Unaudited)

ARMA SERVICES, INC.

Condensed Balance Sheets

	April 30, 2022 (Unaudited)	October 31, 2021 (Audited)

ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current Assets	–	–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,157	$11,495
Loan from director	27,248	20,650
Total Current Liabilities	38,405	32,145

Total Liabilities	38,405	32,145

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding at April 30, 2022 and October 31, 2021	6,240	6,240
Additional paid in capital	20,160	20,160
Accumulated deficit	(64,805)	(58,545)
Total Stockholders’ Equity	(38,405)	(32,145)

Total Liabilities and Stockholders’ Equity	$–	$–

See accompanying notes to condensed unaudited financial statements.

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ended April 30, 2022		Three months ended April 30, 2021		Six months ended April 30, 2022		Six months ended April 30, 2021
REVENUES
Revenue from Consulting Services	$–		$–		$–		$–

OPERATING EXPENSES
General and administrative expenses	$5,819		$635		$6,260		$1,270
TOTAL OPERATING EXPENSES	5,819		635		6,260		1,270

LOSS FROM OPERATIONS	$(5,819)		$(635)		$(6,260)		$(1,270)

NET LOSS	$(5,819)		$(635)		$(6,260)		$(1,270)

NET LOSS PER SHARE: BASIC	$(0.00	)*	$(0.00	)*	$(0.00	)*	$(0.00	)*
NET LOSS PER SHARE: DILUTED	$(0.00	)*	$(0.00	)*	$(0.00	)*	$(0.00	)*
WEIGHTED AVERAGE SHARES: BASIC	6,240,000		6,240,000		6,240,000		6,240,000
WEIGHTED AVERAGE SHARES: DILUTED	6,240,000		6,240,000		6,240,000		6,240,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

ARMA SERVICES, INC.

Statement of Stockholders’ Equity (Unaudited)

For the Three and Six Months Ended April 30, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 31, 2021	6,240,000	$6,240	$20,160	$(54,988)	$(28,588)

Net loss for the three months ended April 30, 2021	–	–	–	(635)	(635)

Balance, April 30, 2021	6,240,000	$6,240	$20,160	$(55,623)	$(29,223)

Balance, January 31, 2022	6,240,000	$6,240	$20,160	$(58,986)	$(32,586)

Net loss for the three months ended April 30, 2022	–	–	–	(5,819)	(5,819)

Balance, April 30, 2022	6,240,000	$6,240	$20,160	$(64,805)	$(38,405)

Balance, October 31, 2020	6,240,000	$6,240	$20,160	$(54,353)	$(27,953)

Net loss for the six months ended April 30, 2021	–	–	–	(635)	(635)

Balance, April 30, 2021	6,240,000	$6,240	$20,160	$(55,623)	$(29,223)

Balance, October 31, 2021	6,240,000	$6,240	$20,160	$(58,545)	$(32,145)

Net loss for the six months ended April 30, 2022	–	–	–	(6,260)	(6,260)

Balance, April 30, 2022	6,240,000	$6,240	$20,160	$(64,805)	$(38,405)

See accompanying notes to condensed unaudited financial statements.

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2022	Six months ended April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,260)	$(1,270)
Changes in operating assets and liabilities
Accounts payable	(338)	(115)
Net cash used in operating activities	(6,598)	(1,385)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Director's loan	6,598	1,385
Net cash flows provided by Financing Activities	6,598	1,385

Net Increase (Decrease) in Cash	$–	$–

Cash at the beginning of Period	$–	$–

Cash at the end of Period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to condensed unaudited financial statements.

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 30, 2022

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2022 or 2022. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $64,805. The Company currently has no working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

As of April 30, 2022, the Company had a loan outstanding with Mr. Sergey Gandin in the amount of $27,248 compared to $20,650 as of October 31, 2021. The loan is non-interest bearing, due upon demand, and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of April 30, 2022, the Company had 6,240,000 shares issued and outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to April 30, 2022 to the date these financial statements were issued i.e. as of May 19, 2022 and concluded there are no material subsequent events to disclose in these financial statements.

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

Three-Month Period Ended April 30, 2022 and 2021

Our net loss for the three-month period ended April 30, 2022 was $5,819 compared to a net loss of $635 for the three-month period ended April 30, 2021. During the three-month periods ended April 30, 2022 and 2021 we have not generated any revenue. In line with our fully established business plan and plan of operations, company management has investigated numerous available marketing platforms within its industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

Six-Month Period Ended April 30, 2022 and 2021

Our net loss for the six-month period ended April 30, 2022 was $6,260 compared to a net loss of $1,270 for the six-month period ended April 30, 2021. During the six-month periods ended April 30, 2022 and 2021 we have not generated any revenue. In line with our fully established business plan and plan of operations, company management has investigated numerous available marketing platforms within its industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

Liquidity and Capital Resources

Three and Six Months Ended April 30, 2022

As of April 30, 2022 and October 31, 2021, our total assets were $0. As of April 30, 2022 and October 31, 2021, our liabilities were $38,405 and $32,145 respectively. Stockholders’ deficit was $38,405 and $32,145 as of April 30, 2022 and October 31, 2021.

Cash Flows from Operating Activities

For the three-month period ended April 30, 2022, net cash flows used in operating activities was $4,662. For the three -month period ended April 30, 2021, net cash flows used in operating activities was $635.

For the six-month period ended April 30, 2022, net cash flows used in operating activities was $1,936. For the three -month period ended April 30, 2021, net cash flows used in operating activities was $1,385.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three-month and six-month periods ended April 30, 2022 and 2021.

Cash Flows from Financing Activities

For the three-month period ended April 30, 2022, we have generated $4,662 of cash flows from financing activities. For the three-month period ended April 30, 2021, we have generated $1,385 of cash flows from financing activities.

For the six-month period ended April 30, 2022, we have generated $6,598 of cash flows from financing activities. For the six-month period ended April 30, 2021, we have generated $1,385 of cash flows from financing activities.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $64,805. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arma Services, Inc.
Dated: May 23, 2022	By: /s/ Clive Hill
Clive Hill, President, CEO & CFO

