Form 10-Q
period 2022-07-31
Arma Services Inc
filed 2022-09-28
CIK 1625285

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

armaservicesinc@mail.com

657-315-8312

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of July 31, 2022, the registrant had 6,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2022.

PART I

Item 1. Financial Statements (Unaudited)

ARMA SERVICES, INC.

Condensed Balance Sheets

	July 31, 2022 (Unaudited)	October 31, 2021 (Audited)

ASSETS
Current Assets
Cash and cash equivalents	$–	$–
Total Current Assets	–	–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,907	$11,495
Loan from director	27,248	20,650
Total Current Liabilities	41,155	32,145

Total Liabilities	41,155	32,145

Commitments and Contingencies	–	–

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding at July 31, 2022 and October 31, 2021	6,240	6,240
Additional paid in capital	20,160	20,160
Accumulated deficit	(67,555)	(58,545)
Total Stockholders’ Equity	(41,155)	(32,145)

Total Liabilities and Stockholders’ Equity	$–	$–

See accompanying notes to condensed unaudited financial statements.

ARMA SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31, 2022		Three Months Ended July 31, 2021		Nine Months Ended July 31, 2022		Nine Months Ended July 31, 2021
REVENUES
Revenue from Consulting Services	$–		$–		$–		$–

OPERATING EXPENSES
General and administrative expenses	$2,750		$758		$9,010		$2,028
TOTAL OPERATING EXPENSES	2,750		758		9,010		2,028

LOSS FROM OPERATIONS	$(2,750)		$(758)		$(9,010)		$(2,028)

NET LOSS	$(2,750)		$(758)		$(9,010)		$(2,028)

NET LOSS PER SHARE: BASIC	$(0.00	)*	$(0.00	)*	$(0.00	)*	$(0.00	)*
NET LOSS PER SHARE: DILUTED	$(0.00	)*	$(0.00	)*	$(0.00	)*	$(0.00	)*
WEIGHTED AVERAGE SHARES: BASIC	6,240,000		6,240,000		6,240,000		6,240,000
WEIGHTED AVERAGE SHARES: DILUTED	6,240,000		6,240,000		6,240,000		6,240,000

*Denotes a loss of less than $(0.01) per share.

See accompanying notes to condensed unaudited financial statements.

ARMA SERVICES, INC.

Statement of Stockholders’ Equity (Unaudited)

For the Three and Nine Months Ended July 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, April 30, 2021	6,240,000	$6,240	$20,160	$(55,623)	$(29,223)

Net loss for the three months ended July 31, 2021	–	–	–	(758)	(758)

Balance, July 31, 2021	6,240,000	$6,240	$20,160	$(56,381)	$(29,981)

Balance, April 30, 2022	6,240,000	$6,240	$20,160	$(64,805)	$(38,405)

Net loss for the three months ended July 31, 2022	–	–	–	(2,750)	(2,750)

Balance, July 31, 2022	6,240,000	$6,240	$20,160	$(67,555)	$(41,155)

Balance, October 31, 2020	6,240,000	$6,240	$20,160	$(54,353)	$(27,953)

Net loss for the nine months ended July 31, 2021	–	–	–	(2,028)	(2,028)

Balance, July 31, 2021	6,240,000	$6,240	$20,160	$(56,381)	$(29,981)

Balance, October 31, 2021	6,240,000	$6,240	$20,160	$(58,545)	$(32,145)

Net loss for the nine months ended July 31, 2022	–	–	–	(9,010)	(9,010)

Balance, July 31, 2022	6,240,000	$6,240	$20,160	$(67,555)	$(41,155)

See accompanying notes to condensed unaudited financial statements.

ARMA SERVICES, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31, 2022	Nine Months Ended July 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,010)	$(2,028)
Changes in operating assets and liabilities
Accounts payable	2,412	(115)
Net cash used in operating activities	(6,598)	(2,143)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Director's loan	6,598	2,143
Net cash flows provided by Financing Activities	6,598	2,143

Net Increase (Decrease) in Cash	$–	$–

Cash at the beginning of Period	$–	$–

Cash at the end of Period	$–	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to condensed unaudited financial statements.

ARMA SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2022

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

Net Loss per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2022. As the Company has incurred losses for all periods, the impact of the common stock equivalents would be antidilutive, and therefore, are not included in the calculation.

Recent Accounting Pronouncements

The Company does not anticipate any recently released accounting standards pronouncements to have a significant impact on reported financial position or results of operations in these or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $67,555. The Company currently has no working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

As of July 31, 2022, the Company had a loan outstanding with Mr. Sergey Gandin in the amount of $27,248 compared to $20,650 as of October 31, 2021. The loan is non-interest bearing, due upon demand, and unsecured.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of July 31, 2022, the Company had 6,240,000 shares issued and outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations subsequent to July 31, 2022 to the date these financial statements were issued as of September 27, 2022 and concluded there are no material subsequent events to disclose in these financial statements.

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

Three-Month Period Ended July 31, 2022 and 2021

Our net loss for the three-month period ended July 31, 2022 was $2,750 compared to a net loss of $758 for the three-month period ended July 31, 2021. During the three-month periods ended July 31, 2022 and 2021 we have not generated any revenue. In line with our fully established business plan and plan of operations, company management has investigated numerous available marketing platforms within its industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

Nine-Month Period Ended July 31, 2022 and 2021

Our net loss for the nine-month period ended July 31, 2022 was $9,010 compared to a net loss of $2,028 for the nine-month period ended July 31, 2021. During the nine-month periods ended July 31, 2022 and 2021 we have not generated any revenue. In line with our fully established business plan and plan of operations, company management has investigated numerous available marketing platforms within its industry and carried out further analysis of the Russian, Chinese and U.S. commercial markets for the type of services Arma Services, Inc. provides.

Liquidity and Capital Resources

Three and Nine Months Ended July 31, 2022

As of July 31, 2022 and October 31, 2021, our total assets were $0. As of July 31, 2022 and October 31, 2021, our liabilities were $41,155 and $32,145 respectively. Stockholders’ deficit was $41,155 and $32,145 as of July 31, 2022 and October 31, 2021.

Cash Flows from Operating Activities

For the three-month period ended July 31, 2022, net cash flows used in operating activities was $nil. For the three -month period ended July 31, 2021, net cash flows used in operating activities was $nil.

For the nine-month period ended July 31, 2022, net cash flows used in operating activities was $6,598. For the nine -month period ended July 31, 2021, net cash flows used in operating activities was $2,143.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three-month and nine-month periods ended July 31, 2022 and 2021.

Cash Flows from Financing Activities

For the three-month period ended July 31, 2022, we have generated $nil of cash flows from financing activities. For the three-month period ended July 31, 2021, we have generated $nil of cash flows from financing activities.

For the nine-month period ended July 31, 2022, we have generated $6,598 of cash flows from financing activities. For the nine-month period ended July 31, 2021, we have generated $2,143 of cash flows from financing activities.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $67,555. The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.01 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 17, 2022, the sole existing director and officer resigned immediately. Accordingly, Clive Hill, serving as a director and an officer, ceased to be the President, Chief Executive Officer, Chief Financial Officer, and as a Member of the Board of Directors of the Company. Also on August 17, 2022, Maria Teresa Tattersfield consented to act as a Member of the Board of Directors of the Company, Alberto Ramirez consented to act as a Member of the Board of Directors of the Company, Eduardo Piquero consented to act as a Member of the Board of Directors of the Company, and Jaime Sanchez Cortina consented to act as the new President, CEO, CFO, and Member of the Board of Directors of the Company.

ITEM 6. EXHIBITS

Exhibits:

31*	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

__________________

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arma Services, Inc.
Dated: September 28, 2022	By: /s/ Jaime Sanchez Cortina
Jaime Sanchez Cortina , President, CEO. Chief Financial Officer

