Form 10-Q
period 2023-01-31
Arma Services Inc
filed 2023-03-17
CIK 1625285

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

725-235-7766

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of March 17, 2023, the registrant had 12,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2023.

PART 1

Item 1. Financial Statements (Unaudited)

ARMA SERVICES, INC.

Consolidated Balance Sheets

	January 31, 2023	October 31, 2022

ASSETS
Current Assets
Cash	$43,903	$174,181
Account Receivables	26,563	15,141
Prepaid	130,714	111,578
Other current assets	5,496	3,208
Total Current Assets	206,676	304,108

Property and equipment	283	408
Total Assets	$206,959	$304,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$189,889	$16,917
Loan to related party	143,186	120,639
Taxes Payables	2,804	2,348
Other short-term liabilities	10,474	8,846
Total Current Liabilities	346,353	148,750

Note payables	908,390	908,390
Total Liabilities	1,254,743	1,057,140

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding at January 31, 2023 and October 31, 2022	6,240	6,240
Additional paid in capital	3,474	3,474
Accumulated deficit	(999,038)	(697,129)
Other comprehensive income	(58,459)	(65,209)
Total Stockholders’ Equity	(1,047,783)	(752,624)

Total Liabilities and Stockholders’ Equity	$206,959	$304,516

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Consolidated Statements of Operations

For the period ended January 31, 2023, and 2022

(Unaudited)

	Three Months Period Ended January 31, 2023	Three Months Period Ended January 31, 2022

Revenues	$9,970	$–
Cost of revenue	225,575	–
Gross profit	(215,605)	–

OPERATING EXPENSES
General and administrative expense	86,304	441
TOTAL OPERATING EXPENSES	86,304	441

NET LOSS FROM OPERATIONS	(301,909)	(441)

OTHER COMPREHENSIVE INCOME/ (LOSS)	6,750	–
NET LOSS	$(295,159)	$(441)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.05)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,240,000	6,240,000

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Consolidated Statement of Stockholder’s Equity (Unaudited)

For the Period Ended January 31, 2023, and 2022

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, October 31, 2021	6,240,000	$6,240	$20,160	$(207,368)	$140	$(178,522)
Net loss for the three months period ended January 31, 2021	–	–	–	(441)	–	(441)
Balance, January 31, 2022	6,240,000	$6,240	$20,160	$(207,809)	$140	$(178,963)

Balance, October 31, 2022	6,240,000	$6,240	$3,474	$(697,129)	(65,209)	(752,624)
Net loss for the three-month period ended January 31, 2022	–	–	–	(301,909)	–	(301,909)
Other comprehensive Income for the year 2021	–	–	–	–	6,750	6,750
Additional paid in capital	–	–	–	–	–	–
Balance, January 31, 2023	6,240,000	$6,240	$3,474	$(999,038)	(58,459)	$(1,047,783)

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Consolidated Statement of Cash Flows

For the Period ended January 31, 2023, and 2022

(Unaudited)

	Three Months Period Ended January 31, 2023	Three Months Period Ended January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(301,909)	$(441)

Adjustment for non-cash item
Depreciation and amortization	–	–
Accumulated deficit	(687,668)	–

Changes in assets and liabilities:
(Increase) decrease in accounts and other payables	304,549	(1,495)
(Increase) decrease in accounts and other receivables	(162,773)	–
Cash flows provided by/ (used in) operating activities	(847,801)	(1,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment	–	–
Cash flows provided by/ (used in) investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payables	908,390	1,936
Additional paid in capital	(16,686)	–
Cash flows provided by/ (used in) financing activities	891,704	1,936

NET INCREASE (DECREASE) IN CASH	43,903	–
Cash, beginning of period	–	–

Cash, end of period	$43,903	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to financial statements.

ARMA SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 31, 2023, and October 31, 2022

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

On February 20, 2023, Arma Services Inc. (“ARMV,” or the “Company”) entered into a share exchange agreement with Wenflor International Inc. and to acquire Bret International Holding Corp., owner of 100% of Bret Consultores, SAPI de CV: (“Bret”), a Mexican corporation, specializing in Forestry Management and creating Carbon Offsets and Ecapfin Sapi de Cv. a Mexican corporation specialized in developing methodologies of carbon capture in agricultural crop applications.

We plan to develop and manage forestry properties belonging to Indigenous communities in five states in Mexico with over 156,000 hectares of forest land creating carbon offsets and agricultural carbon offsets to be sold to Fortune 5000 Companies to offset their carbon liabilities. The company plans to expand this program on a global scale working with Governments, the UNFCC, NGO’S, the UNDP, FAO, the Green Climate Fund (GCF) and the Global Environment Facility (GEF).

•	Bret Consultores, SAPI de CV: (“Bret”), was acquired by Arma Services Inc, and the transaction was accounted for as a reverse merger. Under the agreement ARMV will own 10,000 common shares of BIHC, representing all of the issued and outstanding equity of BIHC;
•	The shareholders will be issued 6,000,000 shares of ARMV, $0.001 per value per shares(the common stock) representing 49% of the outstanding shares of common stock (the common stock)
•	BIHC will hold no common shares of ARMV, as the wholly owned subsidiary of ARMV

As of October 31, 2022 the 6,000,000 shares of ARMV is yet to be issued as the deal was signed on February 27, 2023 to be closed on or before March 1st 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Basis of Consolidation

The consolidated financial statements include the accounts of Arma Services Inc and its subsidiaries Bret Consultores and Ecapfin. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an October 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $43,903 cash as of January 31, 2023 and $0 as of October 31, 2022.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2023, and October 31, 2022. In loss years common stock equivalents would not be included as they would be anti-dilutive.

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

NOTE 3 – LOANS FROM RELATED PARTY

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

As of January 31, 2023, and October 31, 2022, the Company had a loan outstanding with the Company’s related party in the amount of $143,186 and $27,248. As of January 31, 2022, and October 31, 2022, the loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of January 31, 2023, and October 31, 2022, the Company had 6,240,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2023, the Company had a non-interest-bearing loan payable to its sole director in the amount of $20,650.

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

NOTE 7– INCOME TAXES

As of October 31, 2022, the Company had net operating loss carry forwards of approximately $68,204 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax assets relating to these tax loss carryforwards. The provision for Federal income tax consists of the following:

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2023, and to the date these financial statements were issued, and has determined to disclose the below event.

On March 6th, 2023, the company closing on the acquisition of Bret International Holding Corp was completed with the issuance of 6,000,000 common shares of Arma Services Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have 5 employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

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

Three-Month Period Ended January 31, 2023 and 2022

Our net loss for the three-month period ended January 31, 2023 was $(295,159) compared to a net loss of $(441) for the three-month period ended January 31, 2022. During the three-month periods ended January 31, 2023 and 2022 we have not generated any revenue. In line with our fully established business plan and plan of operations, company management has investigated numerous available marketing platforms within its industry and carried out further analysis of the international markets, including Chinese and U.S. commercial markets, for the type of services Arma Services, Inc. provides.

Liquidity and Capital Resources

Three Months Ended January 31, 2023

As of January 31, 2023 and October 31, 2022, our total assets were $206,959 and $0. As of January 31, 2023 and October 31, 2022, our liabilities were $1,254,743 and $0 respectively. Stockholders’ deficit was $(1,047,783) and $(41,804) as of January 31, 2023 and October 31, 2022.

Cash Flows from Operating Activities

For the three-month period ended January 31, 2023, net cash flows used in operating activities was $(847,801). For the three -month period ended January 31, 2022, net cash flows used in operating activities was $(1,936).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three -month periods ended January 31, 2023 and 2022.

Cash Flows from Financing Activities

For the three-month period ended January 31, 2023, we have generated $891,704 of cash flows from financing activities. For the three-month period ended January 31, 2022, we have generated $0 of cash flows from financing activities.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $(999,038). The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Arma Services, Inc.

March 17, 2023	By: /s/ Eric Eastwood Nixon
Eric Eastwood Nixon
President & CEO

