Form 10-Q/A
period 2023-01-31
Arma Services Inc
filed 2023-03-21
CIK 1625285

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the corrected information regarding the shell company status. The shell company status was changed on February 27, 2023 with the 8-K filing. It was inadvertently checked on the subsequently filed 10-Q on March 17, 2023. No other changes have been made to the Form 10-Q, as originally filed on March 17, 2023.

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

Arma Services, Inc.

March 21, 2023	By: /s/ Eric Eastwood Nixon
Eric Eastwood Nixon
President & CEO

