Form 10-Q
period 2023-04-30
Arma Services Inc
filed 2023-06-20
CIK 1625285

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of April 30, 2023, the registrant had 12,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 30, 2023.

PART 1

Item 1. Financial Statements (Unaudited)

ARMA SERVICES, INC.

Consolidated Balance Sheets

	April 30, 2023 (Unaudited)	October 31, 2022 (Audited)

ASSETS
Current Assets
Cash	$48,191	$–
Account Receivables	27,998	–
Prepaid	139,339	–
Other current assets	10,451	–
Total Current Assets	225,980	–

Property and equipment	358	–
Total Assets	$226,337	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$195,770	$14,556
Loan to related party	169,774	27,248
Taxes Payables	3,159	–
Other short-term liabilities	12,692	–
Total Current Liabilities	381,394	41,804

Note payables	908,390	–
Total Liabilities	1,289,784	41,804

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 12,240,000 shares issued and 6,240,000 shares issued and outstanding at April 30, 2023 and October 31, 2022	6,240	6,240
Additional paid in capital	3,474	20,160
Accumulated deficit	(1,092,615)	(68,204)
Other comprehensive income	19,454	–
Total Stockholders’ Equity	(1,063,447)	(41,804)

Total Liabilities and Stockholders’ Equity	$226,337	$–

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Consolidated Statements of Operations

For the period ended April 30, 2023 and 2022

(Unaudited)

	Three Months Period Ended April 30, 2023	Three Months Period Ended April 30, 2022		Six months ended April 30, 2023	Six months ended April 30, 2022

REVENUES	$8,690	$–		$18,660	$–
Cost of revenue	20,972	–		246,547	–
Gross profit	(12,282)	–		(227,887)	–

OPERATING EXPENSES
General and administrative expense	14,796	5,819		101,100	6,260
TOTAL OPERATING EXPENSES	14,796	5,819		101,100	6,260

NET LOSS FROM OPERATIONS	(27,078)	(5,819)		(328,987)	(6,260)

OTHER COMPREHENSIVE INCOME (LOSS)	6,560	–		13,310	–
NET LOSS	$(20,518)	$(5,819)		$(315,677)	$(6,260)
NET LOSS PER SHARE: BASIC	$(0.00)*	$(0.00	)*	$(0.00)*	$(0.00	)*
NET LOSS PER SHARE: DILUTED	$(0.00)*	$(0.00	)*	$(0.00)*	$(0.00	)*
WEIGHTED AVERAGE SHARES: BASIC	12,240,000	6,240,000		12,240,000	6,240,000
WEIGHTED AVERAGE SHARES: DILUTED	12,240,000	6,240,000		12,240,000	6,240,000

*Denotes a loss of less than $(0.01) per share

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Consolidated Statement of Stockholder’s Equity (Unaudited)

For the Period Ended April 30, 2023, and 2022

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balance, January 31, 2022	6,240,000	$6,240	$20,160	$(58,986)	$–	$(32,586)
Net loss for the three months ended April 30, 2022	–	–	–	(5,819)	–	(5,819)
Balance, April 30, 2022	6,240,000	$6,240	$20,160	$(64,805)	$–	$(38,405)

Balance, January 31, 2023	6,240,000	$6,240	$20,160	$(68,204)	$(65,209)	$(41,804)
Stock issued new	6,000,000	–	–	–	–	–
Net loss for the three months ended April 30, 2023	–	–	–	(295,159)	6,750	(288,409)
Balance, April 30, 2023	12,240,000	$6,240	$3,474	$(999,038)	$(58,459)	$(1,047,783)

Balance, October 31, 2021	6,240,000	$6,240	$20,160	$(58,545)	$–	$(32,145)
Net loss for the six-month period ended April 30, 2022	–	–	–	(6,260)	–	(6,260)
Other comprehensive Income for the year 2022	–	–	–	–	–	–
Additional paid in capital	–	–	–	–	–	–
Balance, April 30, 2022	6,240,000	$6,240	$20,160	$(64,805)	$–	$(38,405)

Balance, October 31, 2022	6,240,000	$6,240	$20,160	$(68,204)	$(65,209)	$(41,804)
Net loss for the six-month period ended April 30, 2023	–	–	–	(395,486)	–	(395,486)
Stock issued new	6,000,000	–	–	–	–	–
Other comprehensive Income for the year 2022	–	–	–	–	79,809	79,809
Additional paid in capital	–	–	–	–	4,854	4,854
Balance, April 30, 2023	12,240,000	$6,240	$3,474	$(1,092,615)	$19,454	$(1,063,447)

See accompanying notes to financial statements.

ARMA SERVICES, INC.

Consolidated Statement of Cash Flows

For the Period ended April 30, 2023

(Unaudited)

	Six Months Period Ended	Six Months Period Ended
	April 30, 2023	April 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$19,454	$(6,260)

Changes in operating assets and liabilities:
(Increase) decrease in accounts and other payables	49,135	(338)
(Increase) decrease in accounts and other receivables	(20,100)	–
Cash flows provided by/ (used in) operating activities	48,488	(6,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Property plant and equipment	50	–
Cash flows provided by/ (used in) investing activities	50	–

CASH FLOWS FROM FINANCING ACTIVITIES
Notes payables	(174,529)	–
Director’s loan	–	6,598
Cash flows provided by/ (used in) financing activities	(174,529)	6,598

NET INCREASE (DECREASE) IN CASH	(125,991)	–
Cash, beginning of period	174,181	–

Cash, end of period	$48,190	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to financial statements.

ARMA SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 30, 2023, and October 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $48,191 in cash as of April 30, 2023, and Nil as of October 31, 2022.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2023, and October 31, 2022. In loss years common stock equivalents would not be included as they would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $1,092,615. The Company currently has a working capital deficit of $155,414, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

NOTE 4 – LOANS FROM RELATED PARTY

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

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of April 30, 2023, and October 31, 2022, the Company had 12,240,000 shares and 6,240,000 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of April 30, 2023, the Company had a non-interest bearing loan payable to its previous director in the amount of $20,650 and related party loan to shareholder of $169,774.

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

NOTE 8 – INCOME TAXES

As of April 30, 2023, the Company had net operating loss carry forwards of approximately $1,063,447 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax assets relating to these tax loss carryforwards. The provision for Federal income tax consists of the following:

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2023, and to the date these financial statements were issued, and has determined that there are no subsequent events to disclose.

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

Six-Month Period Ended April 30, 2023 and 2022

Our net loss for the six-month period ended April 30, 2023 was $(315,677) compared to a net loss of $(6,260) for the six-month period ended April 30, 2022. The increase in net loss is related to increased spending associated with implementing our new business plans.

Liquidity and Capital Resources

Six Months Ended April 30, 2023

As of April 30, 2023, and October 31, 2022, our total assets were $226,337 and Nil. As of April 30, 2023, and October 31, 2022, our liabilities were $1,289,784 and $41,804 respectively. Accumulated deficit was $(1,092,615) and $(68,204) as of April 30, 2023, and October 31, 2022.

Cash Flows from Operating Activities

For the six-month period ended April 30, 2023, net cash provided by operating activities were $48,488. For the six-month period ended April 30, 2022, net cash flows used in operating activities were $(6,598).

Cash Flows from Financing Activities

For the six-month period ended April 30, 2023, we have used $(174,529) of cash flows from financing activities. For the six-month period ended April 30, 2022, we have generated $6,598 of cash flows from financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placements of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt.. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $(1,092,615). The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

____________________

* To be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arma Services, Inc.

June 20, 2023	By: /s/ Eric Eastwood Nixon
Eric Eastwood Nixon
President & CEO

