Form 10-Q/A
period 2023-01-31
Arma Services Inc
filed 2023-08-11
CIK 1625285

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to the Quarterly Report on Form 10-Q is being filed to correct the financial statements attached to the Company’s Form 10-Q and Form 10-Q/A for the quarter ended January 31, 2023 which was improperly consolidated with the Company’s Bret International Holding Corp. subsidiary which was acquired subsequent to the end of the period reported.

PART 1

Item 1. Financial Statements (Unaudited)

ARMA SERVICES, INC.

Balance Sheet (Unaudited)

As at

	January 31, 2023	October 31, 2022

ASSETS
CURRENT ASSETS
Cash	$–	$–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$119,188	$14,556
Loan from director	27,248	27,248
TOTAL CURRENT LIABILITIES	146,436	41,804

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, par value $0.001; 75,000,000 shares authorized, 6,240,000 shares issued and outstanding at January 31, 2023 and October 31, 2022	6,240	6,240
Additional paid in capital	20,160	20,160
Accumulated deficit	(172,836)	(68,204)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(146,436)	(41,804)

TOTAL LIABILITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$–	$–

The accompanying notes are an integral part of the financial statements.

ARMA SERVICES, INC.

Statements of Loss (Unaudited)

	For the Three Months Ended January 31, 2023	For the Three Months Ended January 31, 2022

Revenue	$–	$–

Operating expenses
General and administrative	104,632	441
Total operating expenses	104,632	441

NET INCOME (LOSS)	$(104,632)	$(441)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,240,000	6,240,000

The accompanying notes are an integral part of the financial statements.

ARMA SERVICES, INC.

Statement of Stockholder’s Equity (deficit)

January 31, 2023 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance, October 31, 2021	6,240,000	$6,240	$20,160	$(58,545)	$(32,145)
Net loss for the three months period ended January 31, 2022	–	–	–	(441)	(441)
Balance, January 31, 2022	6,240,000	$6,240	$20,160	$(58,986)	$(32,586)

Balance, October 31, 2022	6,240,000	$6,240	$20,160	$(68,204)	(41,804)
Net loss for the three-month period ended January 31, 2022	–	–	–	(104,632)	(104,632)
Balance, January 31, 2023	6,240,000	$6,240	$20,160	$(172,836)	$(146,436)

The accompanying notes are an integral part of the financial statements.

ARMA SERVICES, INC.

Statement of Cash Flows (Unaudited)

	Three Months Period Ended January 31, 2023	Three Months Period Ended January 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,632)	$(441)

Changes in operating assets and liabilities:
Accounts and accrued liabilities	104,632	(1,495)
Net cash used / provided in operating activities	–	(1,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	–	1,936
Net cash provided by financing activities	–	1,936

NET INCREASE IN CASH	$–	–

CASH AND CASH EQUIVALENTS at beginning of period	–	–
CASH AND CASH EQUIVALENTS at end of period	$–	$–

The accompanying notes are an integral part of the financial statements.

ARMA SERVICES, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 cash as of January 31, 2023 and $0 as of October 31, 2022.

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

As of January 31, 2023, and October 31, 2022, the Company had a loan outstanding with the Company’s related party in the amount of $27,248 and $27,248. As of January 31, 2023, and October 31, 2022, the loan is non-interest bearing, due upon demand and unsecured.

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of January 31, 2023, and October 31, 2022, the Company had 6,240,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2023, the Company had a non-interest-bearing loan payable to its sole director in the amount of $27,248.

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

NOTE 7– INCOME TAXES

As of January 31, 2023, the Company had net operating loss carry forwards of approximately $172,836 that may be available to reduce future years’ taxable income in varying amounts through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax assets relating to these tax loss carryforwards. The provision for Federal income tax consists of the following:

	January 31, 2023	October 31, 2022
Federal income tax benefit attributable to:
Current Operations	$21,973	$2,028
Less: valuation allowance	(21,973)	(2,028)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2023	October 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$36,295	$14,322
Less: valuation allowance	(36,295)	(14,322)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $172,836 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2023, and to the date these financial statements were issued, and has determined to disclose the below event.

On March 6, 2023, the Company acquired Bret International Holding Corp in exchange for the issuance of 6,000,000 newly issued shares of the Company’s common stock.

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

Three-Month Period Ended January 31, 2023 and 2022

Our net loss for the three-month period ended January 31, 2023 was $104,632 compared to a net loss of $441 for the three-month period ended January 31, 2022. During the three-month periods ended January 31, 2023 and 2022 we have not generated any revenue.

Liquidity and Capital Resources

Three Months Ended January 31, 2023

As of January 31, 2023 and October 31, 2022, our total assets were $0 and $0. As of January 31, 2023 and October 31, 2022, our liabilities were $146,436 and $41,804 respectively. Stockholders’ deficit was $(146,436) and $(41,804) as of January 31, 2023 and October 31, 2022.

Cash Flows from Operating Activities

For the three-month period ended January 31, 2023, net cash flows used in operating activities was $0. For the three -month period ended January 31, 2022, net cash flows used in operating activities was $(1,936).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three -month periods ended January 31, 2023 and 2022.

For the three-month period ended January 31, 2023, we have generated $0 of cash flows from financing activities. For the three-month period ended January 31, 2022, we have generated $1,936 of cash flows from financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Further advances, debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business; and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our director, although no future arrangement for additional loans has been made. We do not have any agreements with our director concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $(172,836). The Company currently has negative working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

Arma Services, Inc.

August 11, 2023	By: /s/ Eric Eastwood Nixon
Eric Eastwood Nixon
President & CEO

