Form 10-K/A
period 2022-10-31
Arma Services Inc
filed 2023-09-06
CIK 1625285

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

Arma Services, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2022 (the “Original 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2023, solely to correct an error in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as described above, no other amendments are being made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended 10-K updated certifications executed as of the date of this Amended 10-K by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1/31.2 and 32.1/32.2 to this Amended 10-K

PART I

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

	Amount and Nature of Beneficial Ownership Common Stock (2)
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage Ownership of shares of Common Stock
Eric Nixon	0	0%

Jaime Sanchez Cortina	0	0%

Maria Teresa Tattersfield Yarza	0	0%

Alberto Ramírez	0	0%

Eduardo Piquero	0	0%

All officers and directors as a group (4 people)	0	0%

Corin Bailey	4,000,000	64%

(1)	The address of each beneficial owner is c/o ARMA Services Inc., Suite 140-920 7260 West Azure Drive, Las Vegas, Nevada 89130
(2)	Based on 6,240,000 shares of common stock issued and outstanding as of October 31, 2022.

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

ARMA SERVICES , INC.

Dated: September 5, 2023	By:	/s/ Eric Nixon
	Name:	Eric Nixon
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 5, 2023	By:	/s/ Eric Nixon
	Name:	Eric Nixon
	Title:	President, Chief Executive Officer, Chief Financial Officer and Secretary and as a director (Principal Executive, Financial and Accounting Officer)

F-17

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

