Form 10-Q
period 2023-07-31
Arma Services Inc
filed 2023-09-19
CIK 1625285

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of July 31, 2023, the registrant had 12,240,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2023.

PART 1

Item 1. Financial Statements (Unaudited)

ARMA SERVICES, INC.

Consolidated Balance Sheets

	As at
	July 31, 2023	October 31, 2022

ASSETS

CURRENT ASSETS
Cash	$48,191	$–
Receivable	27,998	–
Prepaid expense	73,187	–
Other current assets	76,603	–
TOTAL CURRENT ASSETS	225,979	–

Goodwill	881,196	–
TOTAL ASSETS	$1,107,175	$–

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payables and accrued liabilities	$365,733	$14,556
Loan from director	27,248	27,248
Taxes payable	3,159	–
Other short-term liabilities	12,692	–
TOTAL CURRENT LIABILITIES	408,832	41,804

Note payable	908,390	–
TOTAL LIABILITIES	1,317,222	41,804

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001; 75,000,000 shares authorized, 12,240,000 shares issued and outstanding at April 30, 20213 and October 31, 2022	12,240	6,240
Additional paid-in capital	20,160	20,160
Accumulated deficit	(242,447)	(68,204)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(210,047)	(41,804)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,107,175	$–

The accompanying notes are an integral part of the financial statement.

ARMA SERVICES, INC.

Consolidated Statement of Loss

(Unaudited)

	For the Three Months Ended July 31, 2023	For the Three Months Ended July 31, 2022	For the Nine Months Ended July 31, 2023	For the Nine Months Ended July 31, 2022

Revenue	$–	$–	$8,300	$–
Cost of revenue	–	–	9,815	–
Gross profit / (loss)	–	–	(1,515)	–

Operating expenses
General and Administrative	16,633	2,750	172,728	9,010
Total operating expenses	16,633	2,750	172,728	9,010

NET INCOME (LOSS)	$(16,633)	$(2,750)	$(174,243)	$(9,010)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted number of shares outstanding -
Basic and diluted	12,240,000	6,240,000	9,646,593	6,240,000

The accompanying notes are an integral part of the financial statement.

ARMA SERVICES, INC.

Consolidated Statement of Stockholders' Equity (deficit)

July 31, 2023 (unaudited)

	Common Stock		Additional	Accumulated	Shareholders'
	Shares	Par Value	Paid-in Capital	Deficit	(Deficit)

Balance October 31, 2021	6,240,000	$6,240	$20,160	$(58,545)	$(32,145)
Net loss for the three months period ended January 31, 2022	–	–	–	(441)	(441)
Balance January 31, 2022	6,240,000	6,240	20,160	(58,986)	(32,586)

Net loss for the three months period ended April 30, 2022	–	–	–	(5,819)	(5,819)
Balance April 30, 2022	6,240,000	6,240	20,160	(64,805)	(38,405)
Net loss for the three months period ended July 31, 2022	–	–	–	(2,750)	(2,750)
Balance July 31, 2022	6,240,000	6,240	20,160	(67,555)	(41,155)

Balance October 31, 2022	6,240,000	$6,240	$20,160	$(68,204)	$(41,804)
Net loss for the three-month period ended January 31, 2023	–	–	–	(104,632)	$(104,632)
Balance January 31, 2023	6,240,000	$6,240	$20,160	$(172,836)	$(146,436)
Shares issuance	6,000,000	6,000			6,000
Net loss for the three months period ended April 30, 2023	–	–	–	(52,978)	(52,978)
Balance April 30, 2023	12,240,000	12,240	20,160	(225,814)	(193,414)
Net loss for the three months period ended July 31, 2023	–	–	–	(16,633)	(16,633)
Balance July 31, 2023	12,240,000	12,240	20,160	(242,447)	(210,047)

The accompanying notes are an integral part of the financial statement.

ARMA SERVICES, INC.

Consolidated Statement of Cash Flow (unaudited)

	Nine Months Period Ended July 31, 2023	Nine Months Period Ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,243)	$(9,010)

Changes in operating assets and liabilities:
(Increase) decrease in accounts and other payables	222,434	2,412
Net cash used / provided in operating activities	48,191	(6,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	–	–
Director's loans	–	6,598
Net cash provided by financing activities	–	6,598

NET INCREASE IN CASH	$48,191	$–

CASH AND CASH EQUIVALENTS at beginning of year	–	–
CASH AND CASH EQUIVALENTS at end of year	$48,191	$–

The accompanying notes are an integral part of the financial statement.

ARMA SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

July 31, 2023, and October 31, 2022

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Arma Services Inc. (the “Company”, “we”, “us” or “our”) was incorporated under the laws of the State of Nevada on September 2, 2014.

On February 27, 2023, Arma Services Inc. (“ARMV,” or the “Company”) entered into a share exchange agreement with Wenflor International Inc. to acquire Bret International Holding Corp., owner of 100% of Bret Consultores, SAPI de CV: (“Bret”), a Mexican corporation, specializing in Forestry Management and creating Carbon Offsets and Ecapfin Sapi de Cv. a Mexican corporation specialized in developing methodologies of carbon capture in agricultural crop applications.

We plan to develop and manage forestry properties belonging to Indigenous communities in five states in Mexico with over 156,000 hectares of forest land creating carbon offsets and agricultural carbon offsets to be sold to Fortune 5000 Companies to offset their carbon liabilities. The company plans to expand this program on a global scale working with Governments, Indigenous Communities, the UNFCC, NGO’S, the UNDP, FAO, the Green Climate Fund (GCF) and the Global Environment Facility (GEF).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $48,191 in cash as of July 31, 2023, and Nil as of October 31, 2022.

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

Revenue Recognition

The purpose of our business is to provide a full range of services in the field with communities to develop sustainable forestry management programs producing carbon removal credits to be sold to carbon emitters to offset their carbon emissions.

Services are provided through Indigenous Communities, NGO”s, Governments, Industry Leaders, Conferences and Business meetings, Agriculture producers and Cooperatives.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted income (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2023, and October 31, 2022. In loss years common stock equivalents would not be included as they would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $242,447. The Company currently has a working capital deficit of $182,853 and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of July 31, 2023, and October 31, 2022, the Company had 12,240,000 shares and 6,240,000 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2023, the Company had a non-interest-bearing loan payable to its previous director in the amount of $27,248 and related party loan to shareholder of $169,774.

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

NOTE 8– INCOME TAXES

As of July 31, 2023, the Company had net operating loss carry forwards of approximately $225,814 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax assets relating to these tax loss carryforwards. The provision for Federal income tax consists of the following:

	July 31, 2023	October 31, 2022
Federal income tax benefit attributable to:
Current Operations	$36,591	$2,028
Less: valuation allowance	(36,591)	(2,028)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2023	October 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$50,913	$14,322
Less: valuation allowance	(50,913)	(14,333)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $68,204 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2023, and to the date these financial statements were issued, and has determined that there are no subsequent events to disclose.

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

Nine-Month Period Ended July 31, 2023, and 2022

Our net loss for the nine-month period ended July 31, 2023, was $(174,243) compared to a net loss of $(9,010) for the nine-month period ended July 31, 2022. The increase in net loss is related to increased spending associated with implementing our new business plans.

Liquidity and Capital Resources

Nine Months Ended July 31, 2023

As of July 31, 2023, and October 31, 2022, our total assets were $1,107,175 and Nil as of July 31, 2023, and October 31, 2022, our liabilities were $1,317,222 and $41,804 respectively. Accumulated deficit was $(242,447) and $(68,204) as of July 31, 2023, and October 31, 2022.

Cash Flows from Operating Activities

For the nine-month period ended July 31, 2023, net cash provided by operating activities were $48,191. For the nine-month period ended July 31, 2022, net cash flows used in operating activities were $(6,598).

Cash Flows from Financing Activities

For the nine-month period ended July 31, 2023, we have used $Nil of cash flows from financing activities. For the nine-month period ended July 31, 2022, we have generated $6,598 of cash flows from financing activities.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit of $(1,092,615). The Company currently has negative working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as a going concern.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* to be filed by amendment

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arma Services, Inc.

September 19, 2023	By: /s/ Eric Eastwood Nixon
Eric Eastwood Nixon
CEO and Principal Accounting Officer

