Form 10-Q/A
period 2023-07-31
Arma Services Inc
filed 2023-09-21
CIK 1625285

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

PART 1

Item 1. Financial Statements (Unaudited)

ARMA SERVICES, INC.

Consolidated Balance Sheets

	As at
	July 31, 2023	October 31, 2022

ASSETS

CURRENT ASSETS
Cash	$48,191	$–
Receivable	27,998	–
Prepaid expense	73,187	–
Other current assets	76,603	–
TOTAL CURRENT ASSETS	225,979	–

Goodwill	881,196	–
TOTAL ASSETS	$1,107,175	$–

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES
Accounts payables and accrued liabilities	$365,733	$14,556
Loan from director	27,248	27,248
Taxes payable	3,159	–
Other short-term liabilities	12,692	–
TOTAL CURRENT LIABILITIES	408,832	41,804

Note payable	908,390	–
TOTAL LIABILITIES	1,317,222	41,804

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $0.001; 75,000,000 shares authorized, 12,240,000 shares issued and outstanding at July 31, 2023 and 6,240,000 shares issued and outstanding at October 31, 2022	12,240	6,240
Additional paid-in capital	20,160	20,160
Accumulated deficit	(242,447)	(68,204)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(210,047)	(41,804)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,107,175	$–

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

ARMA SERVICES, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

July 31, 2023 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Shareholders'
	Shares	Par Value	Capital	Deficit	(Deficit)

Balance October 31, 2021	6,240,000	$6,240	$20,160	$(58,545)	$(32,145)
Net loss for the three months period ended January 31, 2022	–	–	–	(441)	(441)
Balance January 31, 2022	6,240,000	6,240	20,160	(58,986)	(32,586)
Net loss for the three months period ended April 30, 2022	–	–	–	(5,819)	(5,819)
Balance April 30, 2022	6,240,000	6,240	20,160	(64,805)	(38,405)
Net loss for the three months period ended July 31, 2022	–	–	–	(2,750)	(2,750)
Balance July 31, 2022	6,240,000	6,240	20,160	(67,555)	(41,155)

Balance October 31, 2022	6,240,000	$6,240	$20,160	$(68,204)	$(41,804)
Net loss for the three-month period ended January 31, 2023	–	–	–	(104,632)	$(104,632)
Balance January 31, 2023	6,240,000	$6,240	$20,160	$(172,836)	$(146,436)
Shares issuance	6,000,000	6,000			6,000
Net loss for the three months period ended April 30, 2023	–	–	–	(52,978)	(52,978)
Balance April 30, 2023	12,240,000	12,240	20,160	(225,814)	(193,414)
Net loss for the three months period ended July 31, 2023	–	–	–	(16,633)	(16,633)
Balance July 31, 2023	12,240,000	12,240	20,160	(242,447)	(210,047)

The accompanying notes are an integral part of the financial statement.

ARMA SERVICES, INC.

Consolidated Statement of Cash Flow (unaudited)

	Nine Months Period Ended July 31, 2023	Nine Months Period Ended July 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,243)	$(9,010)

Changes in operating assets and liabilities:
(Increase) decrease in accounts and other payables	222,434	2,412
Net cash used / provided in operating activities	48,191	(6,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	–	–
Director's loans	–	6,598
Net cash provided by financing activities	–	6,598

NET INCREASE IN CASH	$48,191	$–

CASH AND CASH EQUIVALENTS at beginning of year	–	–
CASH AND CASH EQUIVALENTS at end of year	$48,191	$–

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

Arma Services, Inc.

September 20, 2023	By: /s/ Eric Eastwood Nixon
Eric Eastwood Nixon
CEO and Principal Accounting Officer

